Form 10-Q
period 2021-09-30
First Light Acquisition Group, Inc.
filed 2021-11-12
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-40789

FIRST LIGHT ACQUISITION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11110 Sunset Hills Road #2278 Reston, VA	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202)
503-9255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A common stock and one-half of one redeemable warrant	FLAGU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	FLAG	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FLAGW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
As of September 30, 2021, there were 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.
QUARTERLY REPORT ON FORM
10-Q
For the Period from March 24, 2021 (inception) Through September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 (unaudited) and for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flow for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Interim Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		28

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

September 30,
2021
ASSETS
Current assets
Cash	$1,197,342
Prepaid expenses	807,596

Total Current Assets	2,004,938

Marketable securities held in Trust Account	230,000,423

TOTAL ASSETS	$232,005,361

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$38,163
Accrued offering costs	9,738

Total Current Liabilities	47,901
Warrant liability	12,840,000
Forward purchase units liability	42,832
Deferred underwriting fee payable	8,050,000

Total Liabilities	20,980,733
Commitments
Class A Common stock $0.0001 par value; 300,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption, at redemption value	230,000,000
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class B Common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(18,975,947)

Total Stockholders’ Equity (Deficit)	(18,975,372)

TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$232,005,361

See accompanying notes to interim condensed financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		For the period from
	For the	March 24, 2021 (inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Operating costs	$1,094,880	$1,178,183

Loss from operations	(1,094,880)	(1,178,183)
Other income (loss):
Unrealized gain on marketable securities held in Trust Account	423	423
Change in fair value of warrant liability	283,000	283,000
Change in fair value of forward purchase units	(11,832)	(11,832)

Other income (loss), net	271,591	271,591

Loss before provision for income taxes	(823,289)	(906,592)
Provision for income taxes	—	—

Net Loss	$(823,289)	$(906,592)

Weighted average shares outstanding of redeemable Class A common stock	4,000,000	2,300,000

Basic and diluted net income per share, redeemable Class A common stock	$2.89	$6.14

Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000

Basic and diluted net loss per share, nonredeemable Class A and Class B common stock	$(2.15)	$(2.62)

See accompanying notes to interim condensed financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE CLASS A COMMON STOCK

	Common stock subject to possible redemption		Common stock		Additional		Total stockholders’ equity and redeemable Class A common stock
	Class A		Class B		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit
Balance — March 24, 2021 (inception)	—	$—	—	$—	$—	$	$—
Issuance of Class B common stock to Sponsor	—	—	4,605,750	461	19,564	—	20,025
Issuance of Class B common stock to Metric	—	—	1,144,250	114	4,861	—	4,975
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance — April 30, 2021 (audited)	—	—	5,750,000	575	24,425	(10,000)	15,000

Net loss	—	—	—	—	—	(73,303)	(73,303)

Balance — June 30, 2021 (unaudited)	—	—	5,750,000	575	24,425	(83,303)	(58,303)

Issuance of Class A common stock	23,000,000	198,363,610	—	—	—	—	—
Excess fair value of founder shares from anchor agreement	—	11,491,876	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	—	—	2,081,733	—	2,081,733
Forward purchase units liability	—	—	—	—	(31,000)	—	(31,000)
Accretion of Class A redeemable shares	—	20,144,513	—	—	(2,075,158)	(18,069,355)	(20,144,513)
Net loss	—	—	—	—	—	(823,289)	(823,289)

Balance – September 30, 2021 (unaudited)	23,000,000	$230,000,000	5,750,000	$575	$—	$(18,975,947)	$(18,975,372)

See accompanying notes to interim condensed financial statements

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENT OF CASH FLOW
FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (unaudited)

Cash Flows used in Operating Activities:
Net loss	$(906,592)
Adjustments to reconcile net cash provided by operating activities:
Unrealized gain on short-term investments	(423)
Change in fair value of warrant liability	(283,000)
Change in fair value of forward purchase units	11,832
Allocation of deferred offering cost for warrant liability	989,674
Changes in operating assets and liabilities:
Prepaid expenses	(807,596)
Deferred offering costs	(630,391)
Accrued expenses	38,163

Net cash used in operating activities	(1,588,333)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock	230,000,000
Proceeds from sale of warrants	5,095,733
Proceeds from promissory note – related party	188,804
Payment of promissory note – related party	(188,804)
Payments for underwriting fee	(2,335,058)
Proceeds from issuance of Class B common stock to Sponsor	20,025
Proceeds from issuance of Class B common stock to Metric	4,975

Net cash provided by financing activities	232,785,675

Net Change in Cash	1,197,342
Cash — Beginning of period	—

Cash — End of period	$1,197,342

Supplemental cash flow information – Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$230,000,000

Deferred offering cost included in accrued offering cost	$9,738

Initial fair value of warrant liability	$12,840,000

Initial fair value of forward purchase units liability	$42,832

Deferred underwriter fees liability	$8,050,000

See accompanying notes to interim condensed financial statements.

FIRST LIGHT ACQUSITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND PLANS OF BUSINESS OPERATIONS
Organization and General
First Light Acquisition Group, Inc. (the “Company”) was incorporated in Delaware on March 24, 2021. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Sponsor and Initial Financing
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statements for the Initial Public Offering were declared effective on September 9, 2021. On September 14, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,397,155 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to First Light Acquisition Group, LLC (the “Sponsor”) and Metric Finance Holdings I, LLC (“Metric”), generating gross proceeds of $5,095,733, which is described in Note 4.
Transaction costs related to the consummation of the IPO on September 14, 2021 amounted to
 $21,527,390, consisting of $2,335,058 of underwriting fees, $8,050,000 of deferred underwriting fees, $11,491,876 of excess fair value of Founder Shares (as defined below) and
 $640,129
of other offering costs. In addition, on September 14, 2021, cash of approximately
 $2,081,180 was held outside of the Trust Account (as defined below) and was
available for the payment of offering costs and for working capital purposes.
The Trust Account
Following the closing of the Initial Public Offering on September 14, 2021 (“IPO Closing Date”), an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination on or before January 28, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed a Business Combination on or before January 28, 2023, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the trust account will be sufficient to pay taxes.

Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering, although substantially all of the net proceeds from the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the trust account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share
amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
The decision as to whether the Company will seek stockholder approval of a Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the shares of common stock voted are voted in favor of a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
The Company has until of September 14, 2022 to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or March 14, 2023 if the Company were to exercise the two three-month extensions (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to

$100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by September 14, 2022 or during any Extension Period. Pursuant to the terms of the amended and restated certificate of incorporation and the investment management trust agreement, in order to extend the time available for us to consummate our initial business combination, the sponsor or its affiliates or designees, must deposit into the trust account for each three-month extension, $2,300,000 ($0.10 per share), up to an aggregate of $4,600,000 ($0.20 per share); provided that if as of the time of either extension the Company has publicly filed a Form
S-4
or
F-4
registration statement under the Securities Act or a proxy, information or tender offer statement with the SEC in connection with our initial business combination, then no deposit into the trust account or other payment would be required in connection with such extension; provided further that for the three-month extension (if any) following such extension where no deposit into the trust account or other payment has been made, our sponsor or its affiliates or designees would be required to deposit into the trust account $2,300,000.
The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by September 14, 2022 or during any Extension Period. However, if the initial stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by September 14, 2022 or during any Extension Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claims of any kind in or to any monies held in the Trust Account.
Going Concern
As of September 30, 2021, the Company had $1,197,342 in operating cash and working capital of $1,957,037.
The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “
F
ounder
S
hares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the
COVID-19
pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On September 14, 2021, the Company recorded an accretion of $20,144,513, $2,075,158 of which was recorded in additional paid-in
capital and $18,069,355 was recorded in accumulated deficit.

Basis of Presentation
The accompanying condensed unaudited financial statements are presented in conformity with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three months ended September 30, 2021 and for the period from March 24, 2021 (inception) to September 30, 2021. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,197,342 and

$
25,000 of operating cash and no cash equivalents as of September 30, 2021 and April 30,
202
1
respectively.
Cash Held in Trust Account
Following the closing of the Initial Public Offering on September 14, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, or during any Extension Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through September 30, 2021, the Company has not withdrawn any monies from the Trust Account.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - ”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,064 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 8), $640,129 of actual offering costs, and $11,491,876 of excess fair value of
F
ounder
S
hares) were recognized with $989,674 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $21,527,390
as a reduction to proceeds from the Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and April 30, 202
1
. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
Net Loss per Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 14,897,155 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class
method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

		For the Period From
		March 24, 2021 (inception)
	Three Months Ended	Through
	September 30, 2021	September 30, 2021
Net loss	$(823,289)	$(906,592)
Accretion of temporary equity to redemption value	(20,144,513)	(20,144,513)

Net loss including accretion of temporary equity to redemption value	$(20,967,802)	$(21,051,105)

			For the Period From
			March 24, 2021 (inception)
	Three Months Ended		Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(8,602,175)	$(12,365,627)	$(6,014,601)	$(15,036,504)
Accretion of temporary equity to redemption value	20,144,513	—	20,144,513	—

Allocation of Net income (loss)	$11,542,338	$(12,365,627)	$14,129,912	$(15,036,504)

Denominator:
Weighted average shares outstanding	4,000,000	5,750,000	2,300,000	5,750,000
Basic and diluted net income (loss ) per share	$2.89	$(2.15)	$6.14	$(2.62)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrants Exercisable for Class A Common Stock
The Company accounted for the 14,897,155 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On September 9, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one rede
e
m
able warrant
(each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Metric purchased an aggregate of 3,397,155 Private Placement Warrants at a price of $1.50 per warrant ($5,095,733 in the aggregate) in a private placement.
Each whole private placement warrant (the “Private Placement Warrants”) is exercisable for one whole share of
Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable
(except as described in Note 7 below under “—Redemption of warrants for Class A common stock when the price per Class A common stock equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor, Metric or their respective permitted transferees.
The Sponsor, officers, directors and Metric have entered into letter agreements with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of the Business Combination and a stockholder vote to approve an amendment to the Amended and Restated Certificate of Incorporation that would modify (A) the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of its Public Shares if the Company does not consummate the Business Combination within 12 months (or up to 18 months if the Company were to exercise the two three-month extensions as described in the prospectus) from the closing of the Initial Public Offering or (B) any other provision relating to the rights of holders of shares of Class A common stock or pre-initial
business combination activity and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate the Business Combination within 12 months (or up to 18 months if the Company were to exercise the two three-month extensions as described in the prospectus) from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its Business Combination within the prescribed time frame). If the Company submits its Business Combination to its public stockholders for a vote, the Company will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS
Founder shares
In April 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor and Metric for an aggregate purchase price of $25,000.
The Sponsor and Metric have agreed not to transfer, assign or sell any of their
Founder Shares until the earliest to occur of: (A) one year after the consummation of the Company’s initial Business Combination; (B) subsequent to the Company’s initial Business Combination, if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the Company’s Business Combination; and (C) subsequent to the Company’s initial Business Combination, the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of the Company’s Class A common stock for cash, securities or other property.
The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one
basis, subject to certain adjustments, as described in Note 6.
In connection with the closing of the Initial Public Offering, certain
anchor investor acquired from the Sponsor and Metric in the aggregate 1,452,654 Founder Shares at the original purchase price that the Sponsor and Metric paid for the Founder Shares. Each anchor investor has agreed with the Sponsor and Metric that, if it does not purchase in the Initial Public Offering the number of Units in its indication of interest, it will automatically forfeit its interest in all such Founder Shares.
The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities was expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholder’s equity upon the completion of the Initial Public Offering.
Promissory note-related party
In March 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing
and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $188,804 under the Note and repaid the outstanding amount in full on September 14, 2021. As of September 30, 2021, the Company does not have any amounts outstanding under the note.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 12 months, the Sponsor (or its affiliates or designees) may loan to the Company additional funds as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). Such Company Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Company Loans but no proceeds held in the Trust Account would be used to repay the Company Loans. As of September 30, 2021, no such Company Loans were outstanding.

Administrative support agreement
Commencing on September 13, 2021 and until completion of the Company’s initial business combination or liquidation, the Company may reimburse an affiliate of the Sponsor up to an amount of $10,000 per month for administrative support and services.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred stock
.
-The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no preferred shares issued or outstanding.
Class
 A common stock
. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 shares of Class A common stock issued or outstanding.
Class
 B common stock
. The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 5,750,000 Class B common stock issued and outstanding.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of at least a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (A) the total number of shares of Class A common stock and shares of Class B common stock outstanding upon completion of the Initial Public Offering, plus (B) the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued by the Company, in connection with or in relation to the consummation of the initial Business Combination (including any forward purchase shares but excluding any forward purchase warrants), excluding any shares of Class A common stock, shares of Class B common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any warrants issued upon conversion of any loans extended to the Company by the Sponsor, its affiliates or designees or any of the Company’s directors or officers.
The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.
NOTE 7. WARRANT LIABILITIES
The Company accounted for 14,897,155 warrants issued in connection with the Initial Public Offering (the 11,500,000 warrants included in the units and the 3,397,155 private placement warrants) in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. Offering costs were allocated to the Class A common stock and Public Warrants, and the costs
allocated to the Public Warrants were expensed immediately. This liability is subject to re-measurement at
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Warrants
. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain the effectiveness of such registration statement and a current prospectus relating thereto, until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any other period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days after the closing of the initial Business Combination to have declared effective, a registration statement covering the shares of the Class A common stock issuable upon exercise of the Public Warrants, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of the Class A common stock until the Public Warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act as described above and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the sale of the shares of the Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any other period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
If the warrants were to be exercised on a “cashless basis” either at the option of the holder or the Company as described above, each holder would surrender the warrants for that number of shares of the Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the average last reported sale price of Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent from the holder of such warrants or its securities broker or intermediary.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per Public Share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a

30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00
. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•
if the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, the board of directors of the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if (x) the Company issues additional shares of the Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor, Metric, the anchor investors or any of their affiliates, without taking into account any Founder Shares held by the Sponsor, Metric, the anchor investors or any of their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price per share of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $10.00 and $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of the Class A common stock issued or issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable under
certain redemption scenarios by the Company so long as they are held by the Sponsor, Metric or their respective permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, Metric or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding Class A common stock, the holder of each
warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised and accepted and all of the Class A common stock held by such holder had been purchased pursuant to the offer, subject to adjustments. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter
market, or is to be so listed for trading or quoted immediately following such event, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.
The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in
ASC 815-40, Derivatives
and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.
Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option
as defined under
ASC 815-40, and
thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the IPO Closing Date. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by a lattice model and Monte Carlo simulation. The warrant liability is subject to re-measurement at
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date.
If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. Commitments and Contingencies
Registration rights
The holders of the Founder Shares (including the anchor investors), Private Placement Warrants (and holders of their component securities, as applicable) and any warrants that may be issued upon conversion of the Company Loans will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the registration statement relating to the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). On and after the date the Company consummates an initial Business Combination, the holders of at least a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the forward purchase agreement, the Company has agreed (a) to use commercially reasonable efforts to file within 30 calendar days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase securities, (b) to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will “review” the registration statement) following the closing of the initial business combination and (ii) the 10th business day after the date we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which Franklin, defined below, or its assignees cease to hold the securities covered thereby,
(B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (C)
2
years from the effective date of the registration statement. The Company will bear the cost of registering these securities.

Underwriter’s agreement
The underwriter exercised in full the over-allotment option to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discount. The underwriter was entitled to initial underwriting commission of $2,335,058 paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
The Company accounted for the 14,897,155 warrants to be issued in connection with the Initial Public Offering (the 11,500,000 Public Warrants and the 3,397,155 Private Placement Warrants), in accordance with the guidance contained in
ASC 815-40. Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value. This liability is subject to re-measurement at
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. See Note 7. Warrant Liabilities.
Forward Purchase Agreement
In August 2021, the Company entered into a forward purchase agreement with Franklin Strategic Series—Franklin Small Cap Growth Fund (the “forward purchase agreement”), a Delaware statutory trust (“Franklin”), whereby Franklin has agreed to purchase (subject to certain conditions set forth therein) 5,000,000 shares of Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one s
hare
of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-half
of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.
Subject to certain conditions set forth in the forward purchase agreement, Franklin may transfer the rights and obligations under the forward purchase agreement, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of Franklin under the forward purchase agreement. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Company’s initial Business Combination, for expenses in connection with its initial Business Combination or for working capital in the post-transaction company.
The Company accounted for the forward purchase agreement in accordance with the guidance in ASC
815-40
and expects to account for such agreement as derivative liability. The liability is subject to re-measurement at
each balance sheet date, with changes in fair value recognized in the statement of operations.
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
Level 1 assets and liabilities at fair value is comprised of Cash and Cash held in the Trust Account. The company has no other Level 1 assets or liabilities at fair value and no Level 2 assets or liabilities at fair value at September 30, 2021 and April 30, 202
1
. The Company has warrants exercisable for Class A common stock with a fair value of $12,800,000 and $0 as of September 30, 2021 and April 30, 202
1
, respectively. The Private Placement Warrants, Public Warrants, and Forward Purchase Liability are classified as Level 3 based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other special purpose acquisition companies and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and six month periods ended September 30, 2021. The following table provides a summary of the changes in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2021.

	Private Placement Warrants Exercisable for Class A common stock	Public Warrants	Forward Purchase Liability
Balance March 24, 2021 (inception)	$—	$—	$—
Change in fair value of warrant issuance	3,014,000	10,109,000	31,000

Fair Value at September 14, 2021	3,014,000	10,109,000	31,000
Change in fair value of warrant liability	(58,000)	(225,000)	11,832

Fair Value at September 30, 2021	$2,956,000	$9,884,000	$42,832

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$230,000,423
Liabilities:
Public warrants	3	$9,884,000
Private warrants	3	$2,956,000
Forward Purchase Liability	3	$42,832
Measurement
The Company established the initial fair value for the warrants on September 14, 2021, the date of the consummation of the Company’s IPO. The Company used a lattice model and Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at September
30
, 2021:

Input	Public Warrants	Private Warrants
Common stock price	$9.5103	$9.5103
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.15%	1.15%
Volatility	15.40%	15.40%
Term	5.94	5.94
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.9550	$0.9667
Warrant to buy one share (adjusted for the probability of dissolution)	$0.8595	$0.8701
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition.
The key inputs into the formula were as follows at September
30
, 2021:

Input	Forward Purchase Liability
Probability of an acquisition occurring	90.00%
Unit price at time of initial public offering	$10.00
Risk-free rate of interest	1.00
Time to the acquisition	0.08%
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “First Light Acquisition Group, Inc.,” “our,” “us” or “we” refer to First Light Acquisition Group, Inc.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a newly incorporated blank check company formed as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We have not identified any business combination partner and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to any potential business combination with us.
Our sponsor is First Light Acquisition Group, LLC (“Sponsor”), and Metric Finance Holdings I, LLC (“Metric”) an affiliate of Guggenheim Securities, LLC. The registration statement for our Initial Public Offering was declared effective on September 9, 2021. On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Class A common stock” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $22,517,064 million, consisting of $2,335,058 underwriter fees, $8,050,000 deferred underwriting commissions, $640,129 of actual offering costs, and $11,491,876 of excess fair value of Founder Shares.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,397,155 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $5,095,733 million.
Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $230 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”).
We have until September 14, 2022 to consummate a Business Combination (the “Combination Period”) (or March 14, 2023 if we were to exercise the two three-month extensions). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations
Our entire activity from inception through September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended September 30, 2021 and for the period from March 24, 2021 (inception) through September 30, 2021, we had net loss of approximately $1.2 million and $1.1 million, respectively, which consisted entirely of general and administrative expenses.
Going Concern
As of September 30, 2021, the Company had $1,197,342 in operating cash and working capital of $1,957,037.
The Company’s liquidity needs up to September 14, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the
COVID-19
pandemic and its effect on the Company’s financial position, results of its operations and/or search for a target company.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2021 other than as described below.
We have an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.
The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Commitments and Contingencies
Registration Rights
The holders of the Founder Shares (including the anchor investors), Private Placement Warrants (and holders of their component securities, as applicable) and any warrants that may be issued upon conversion of the Company Loans will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the registration statement relating to the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). On and after the date the Company consummates an initial Business Combination, the holders of at least a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreement, the Company has agreed (a) to use commercially reasonable efforts to file within 30 calendar days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase securities, (b) to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will “review” the registration statement) following the closing of the initial business combination and (ii) the 10th business day after the date we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which Franklin or its assignees cease to hold the securities covered thereby, (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (C) 2 years from the effective date of the registration statement. The Company will bear the cost of registering these securities.
Forward Purchase Agreement
In August 2021, the Company entered into a forward purchase agreement with Franklin Strategic Series—Franklin Small Cap Growth Fund (the “forward purchase agreement”), a Delaware statutory trust (“Franklin”), whereby Franklin has agreed to purchase (subject to certain conditions set forth therein) 5,000,000 shares of Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-half
of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.
Subject to certain conditions set forth in the forward purchase agreement, Franklin may transfer the rights and obligations under the forward purchase agreement, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of Franklin under the forward purchase agreement. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Company’s initial Business Combination, for expenses in connection with its initial Business Combination or for working capital in the post-transaction company.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Class A common stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Stock
The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable
Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable
Class A and Class B common stock outstanding for the period.
Non-redeemable
Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.
Warrant Liability
The Company accounted for the 14,897,155 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Recent Accounting Pronouncements
Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 14, 2021, we consummated our Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. Each Unit consisted of one share of Class A common stock of the Company, par value $.0001 per share, and one-half
of one redeemable warrant of the Company. Guggenheim Securities LLC acted as the sole book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-
259038). The SEC declared the registration statement effective on September 9, 2021.
Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,397,155 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of approximately $5,095,733 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees.
Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $230,000,000 was placed in the Trust Account.
We paid a total of $2,335,058 underwriting discounts and commissions and $640,129 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None

Item 6. Exhibit Index
The exhibits on the Exhibit Index to this Form
10-Q
are incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.1	Investment Management Trust Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.2	Registration and Stockholder Rights Agreement, dated September 9, 2021, among the Company, the Sponsor, Metric and other parties thereto. (1)

10.3	Private Placement Warrants Purchase Agreement, dated September 9, 2021, among the Company, the Sponsor and Metric. (1)

10.4	Administrative Services Agreement, dated September 9, 2021, between the Company and the Sponsor. (1)

10.5	Letter Agreement, dated September 9, 2021, among the Company, William J. Weber, the Sponsor and Metric. (1)

10.6	Letter Agreement, dated September 9, 2021, among the Company, Michael J. Alber, the Sponsor and Metric. (1)

10.7	Letter Agreement, dated September 9, 2021, among the Company, Thomas A. Vecchiolla, the Sponsor and Metric. (1)

10.8	Letter Agreement, dated September 9, 2021, among the Company, Michael C. Ruettgers, the Sponsor and Metric. (1)

10.9	Letter Agreement, dated September 9, 2021, among the Company, William J. Fallon, the Sponsor and Metric. (1)

10.10	Letter Agreement, dated September 9, 2021, among the Company, Jeanne C. Tisinger, the Sponsor and Metric. (1)

10.11	Letter Agreement, dated September 9, 2021, between the Sponsor and Metric. (1)

10.12	Indemnity Agreement, dated September 9, 2021, between the Company and William J. Weber. (1)

10.13	Indemnity Agreement, dated September 9, 2021, between the Company and Michael J. Alber. (1)

10.14	Indemnity Agreement, dated September 9, 2021, between the Company and Thomas A. Vecchiolla. (1)

10.15	Indemnity Agreement, dated September 9, 2021, between the Company and Michael C. Ruettgers. (1)

10.16	Indemnity Agreement, dated September 9, 2021, between the Company and William J. Fallon. (1)

10.17	Indemnity Agreement, dated September 9, 2021, between the Company and Jeanne C. Tisinger. (1)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIGHT ACQUISITION GROUP, INC.

Date: November 12, 2021	By:	/s/ William J. Weber
William J. Weber
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)