Form 10-K
period 2021-12-31
First Light Acquisition Group, Inc.
filed 2022-03-31
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number
001-40789

First Light Acquisition Group, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11110 Sunset Hills Road #2278
Reston, VA 20190
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (202)
503-9255
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	FLAGU	New York Stock Exchange
Shares of Class A common stock, par value $0.0001 per share	FLAG	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FLAGW	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “
smaller reporting company
” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    YES  ☐    NO  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     YES  ☒    NO  ☐
The Registrant’s Units began trading on the New York Stock Exchange on September 10, 2021 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on November 1, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $225,630,000.
As of March
30
, 2022, there were 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.
Documents Incorporated by Reference: None.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
(the “
Annual Report
”) contains statements that are forward-looking and as such are not historical facts. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or the First Light Acquisition Group, Inc. (“
FLAG
”) team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will” and similar expressions, or the negatives thereof or other variations thereon may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds from the sale of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic (and its variants);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following the Initial Public Offering.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “
Item 1A – Risk

Factors.
” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
Unless otherwise stated in this Annual Report or the context otherwise requires, references to:

•	“Advisor Partners” are to, collectively, James E. Cartwright, Lynn A. Dugle, Thomas W. Nash, Craig R. Reed and Meldon J. Wolfgang;

•
“anchor investors” are to certain “qualified institutional buyers” or “institutional accredited investors,” as defined in Rule 144A and Regulation D, respectively, under the Securities Act of 1933, as amended, (or the “Securities Act”), that have collectively purchased an aggregate of approximately 23,000,000 units (or individually, up to 9.9% of the units) offered in the Initial Public Offering, at the offering price;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“directors” are to our current directors;

•
“equity-linked securities” are to any debt or equity securities of our company which are convertible into, or exchangeable or exercisable for, equity securities of our company, including any securities issued by our company which are pledged to secure any obligation of any holder to purchase equity securities of our company;

•	“FLAG,” “we,” “us,” “company” or “our company” are to First Light Acquisition Group, Inc.;

•	“FLAG team” are to our Operating Partners, directors and Advisor Partners;

•
“forward purchase agreement” are to the agreement providing for the sale of shares of our Class A common stock and redeemable warrants to Franklin in a private placement to occur concurrently with the closing of our initial business combination;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase shares” are to the shares of our Class A common stock to be issued to Franklin pursuant to the forward purchase agreement;

•	“forward purchase warrants” are to public warrants to purchase shares of our Class A common stock to be issued to Franklin pursuant to the forward purchase agreement;

•
“founder shares” are to the shares of our Class B common stock purchased by our sponsor, Metric and/or the anchor investors in a private placement prior to the Initial Public Offering, and the shares of our Class A common stock issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•	“forward transferee” are to any third party to which Franklin transfers any portion of its obligation to purchase the forward purchase shares under the forward purchase agreement;

•	“Franklin” are to Franklin Strategic Series – Franklin Small Cap Growth Fund, a Delaware statutory trust;

•
“Initial Public Offering” are to the initial public offering of 23,000,000 units at an offering price of $10.00, each consisting of one share of the Company’s Class A common stock and one-half
of one redeemable warrant;

•	“initial stockholders” are to our sponsor, Metric and the anchor investors (the holders of our founder shares prior to the Initial Public Offering);

•
“Metric” are to Metric Finance Holdings I, LLC, a Delaware limited liability company and an affiliate of Guggenheim Securities, LLC (for the sake of clarity, Metric does not own any interests, directly or indirectly, in our sponsor and is not affiliated in any way with our sponsor except that both Metric and our sponsor have purchased founder shares and have agreed to purchase private placement warrants);

•	“Operating Partners” are to, collectively, William J. Weber, Michael J. Alber, Jeffrey D. MacLauchlan, Michael Papadales, Thomas A. Vecchiolla and Marybeth A. Wootton;

•	“private placement warrants” are to the warrants purchased by our sponsor and Metric in a private placement simultaneously with the closing of the Initial Public Offering;

•
“public shares” are to the shares of our Class A common stock sold as part of the units in the Initial Public Offering (whether they were purchased during the Initial Public Offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and the FLAG team to the extent our initial stockholders and/or members of the FLAG team purchase public shares, provided that each initial stockholder’s and member of the FLAG team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to the redeemable warrants sold as part of the units in the Initial Public Offering (whether they were purchased during the Initial Public Offering or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor, Metric or their respective permitted transferees;

•
“sponsor” are to First Light Acquisition Group, LLC, a Delaware series limited liability company, of which Franklin Venture Partners, LLC, an affiliate of Franklin, is a member (for the sake of clarity, no interests of our sponsor are owned, directly or indirectly, by Guggenheim Securities, LLC or Metric); and

•	“warrants” are to the public warrants and the private placement warrants, collectively.
Item 1. Business.
Overview
We are a blank check company formed on March 24, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The company has not commenced any operations. We have not identified any business combination partner and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with respect to any potential business combination with us. All activity for the period March 24, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering and since the Initial Public Offering to its search for an initial business combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “
Exchange Act
”), because we have no operations and assets consisting almost entirely of cash. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
We intend to focus our efforts on identifying prospective opportunities that provide technology-enabled solutions with high-growth, mission-critical applications in government and commercial markets. Our objective is to leverage the experience our seasoned Operating Partners (as defined below) have in leading and growing technology-focused organizations in both the public and private markets to effect an initial business combination that delivers value to our stockholders.

The FLAG team plans to implement a sourcing strategy that leverages the Operating Partners’ extensive network of long-standing relationships to identify potential business combination partners. We seek to undertake a business combination with a company or companies that we believe are likely to benefit from the operational experience and leadership of our collective team. The Operating Partners intend to leverage its substantial industry experience and global relationships with the goal of providing potential business combination partners with benefits that will create long-term value to our stockholders. We believe we can facilitate operational, financial, strategic and managerial improvements in the prospective combination partner company in order to achieve long-term sustainable growth for its stockholders.
The six Operating Partners on our team are William J. Weber, Michael J. Alber, Jeffrey D. MacLauchlan, Michael Papadales, Thomas A. Vecchiolla, and Marybeth A. Wootton. Each of our Operating Partners, directors and Advisor Partners is a member of a series of our sponsor, First Light Acquisition Group, LLC, a Delaware series limited liability company, and an entity controlled by Mr. Weber is the manager of each series of our sponsor.
We are not required to complete our initial business combination with a company or companies that provide technology-enabled solutions with high-growth, mission-critical applications in the government and commercial markets. We may pursue our initial business combination outside of such markets. We may seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or board-level insight to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they operate, and which may offer the potential of sustained high levels of revenue and earnings growth.
Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (
http://www.sec.gov
) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.
Our executive offices are located at 11110 Sunset Hills Road #2278 Reston, VA 29190 and our telephone number is (202)
503-9255.
Our corporate website address is www.firstlightacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. Investors should not rely on any such information in making their decision whether to invest in our securities.
Initial Public Offering
In April 2021, our sponsor and Metric purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share with (i) our sponsor purchasing an aggregate of 4,605,750 founder shares for a purchase price of $20,025 and (ii) Metric purchasing an aggregate of 1,144,250 founder shares for a purchase price of $4,975. Prior to the initial investment in the company of $25,000 by our sponsor and Metric, the company had no assets, tangible or intangible.
Private Placement of Warrants
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 3,397,155 private placement warrants, at a price of $1.50 per private placement warrant, with our sponsor and Metric, generating gross proceeds of approximately $5,095,733.
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“
Trust Account
”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the

Investment Company Act of 1940, as amended (“
Investment Company Act
”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.
Business Strategy
Our business strategy is to identify and transact with a company that provides next-generation, technology-enabled solutions in one or more of the core markets where we have significant operational and investment experience alongside deep relationships. We focus on finding combination partners that are well positioned to deliver proprietary technologies to these markets with attractive growth profiles and long-term
“dual-use”
application potential in both government & defense and commercial markets. We believe management teams of prospective combination partners will benefit from the
“know-how”
of our experienced team and additional capital from the potential transaction.
Our target markets include:

•
Aerospace:
We believe that systemic secular and demographic trends are supportive of long-term growth and market opportunities. Technological advancements in a number of areas including, but not limited to, hypersonics, material science, artificial intelligence (“
AI
”), machine learning (“
ML
”) and material science will continue to disrupt a large existing commercial supply chain market across manufacturing (both OEM and aftermarket), delivery and services. Further, new technologies are broadening the scope of the existing aerospace addressable market in a number of areas including autonomy/unmanned aerial systems, electrification, freight and travel.

•
Space:
The U.S. Chamber of Commerce estimates the space economy is expected to grow from approximately $385 billion in 2018 to approximately $1.5 trillion by 2040, representing an annual growth rate of approximately 6%. Expansion of space-based technologies—both for defense and commercial purposes—has created a large, growing market focused on innovation and increased access to space. Key undercurrents driving market growth and continued investment in space-based technology in both the public and private sectors include low-cost space
access, payload and satellite miniaturization, proliferation of satellite constellations for data and communications, and utilization of space as a battlefield against contra-forces. Developments and availability of new capabilities in material science, nano-technology and high-speed aerospace technology have helped to accelerate advancements in space.

•
Microelectronics:
Next-generation technologies across military and commercial applications are enabled by significant advancements in the design and development of electronics and microelectronics utilizing material science, nanotechnology and edge processing. In defense markets, these technologies are experiencing significant budgetary priority including advanced solutions ranging from command, control, communications, computer and intelligence (C4ISR) products to mission-critical software and hardware components. We expect continued investment in this technology as the global threat environment continues to evolve and use cases expand to new platforms. Microelectronics applications in commercial arenas continue to expand through a wide range of applications including connected infrastructure, consumer products and mobility. We further expect microelectronics to significantly contribute to the upgrades of legacy platforms in both the commercial and defense markets.

•
Cybersecurity:
Cyber-attacks have become more commonplace as sophisticated nation-states and rogue actors launch continued attacks on governments, corporations and individuals on a global scale. Due to the frequent, unpredictable and complex nature of attacks, development of dynamic cybersecurity technology that enables auto remediation is necessary to embed systems with the ability to independently respond to and mitigate attacks in real time. The adoption of connected devices in the “internet of things” ecosystem and utilization of cloud networks have increased the susceptibility of devices and networks worldwide. According to International Data Corporation, global cybersecurity spending is expected to exceed $140 billion for 2021, driven by the ongoing focus on data protection by enterprises, governments and individuals. Corporate Chief Information Security Officers remain focused on cybersecurity initiatives, particularly as pandemic-driven remote workforces continue to access networks off-premise. Global
governments continue to invest substantial amounts of capital and establish modern cybersecurity initiatives to fortify their respective cyber infrastructures as the threat environment evolves. Evolving capabilities in blockchain technology, AI, ML and Neural Networking (“
NL
”) are being utilized to combat cyber threats.

•
Power
 & Energy:
The U.S. Government and Department of Defense (“
DoD
”) has pledged leadership and investment in material science to develop and utilize advanced power systems and alternative energy solutions to U.S. civil and defense capabilities. Key development initiatives include reliable, high-performance, high-speed power systems and alternative energy solutions for mission-critical tasks with electrification, renewables and storage as the drivers. Since the early 2000s, the U.S. has actively focused on developing hypersonic glide vehicles and hypersonic cruise missiles that can avoid detection with high speeds and low flight altitudes. Advancements in these areas require substantial investment to enhance the effectiveness and survivability of warfighters, promote performance efficiency of vehicles and advance sustainable energy initiatives. Commercial use cases for sustainable energy systems, including electrification and waste conversion, are shaped by long term consumer demand for reliable, “green” solutions, as well as potential U.S. federal policy changes resulting in new regulations or incentives. Nanotechnology applications allow for enhanced energy efficiency in various stages of the energy value chain, such as reducing fuel consumption by using nanocomposites to construct lightweight car materials or utilization of nanodots for more efficient lighting applications.

•
Autonomy
 & Mobility:
Autonomous systems and the associated software to enable these systems are driven by ongoing development of advanced analytical capabilities including AI, ML, NL and edge processing, requiring growing investment from both defense and commercial ecosystems. As software driven systems collect, process and disseminate actionable intelligence from large, complex datasets, AI and ML have become critical components of modern warfare and defense and commercial cybersecurity systems. As AI and ML systems continue to proliferate and develop, they will fuel a wide-array of next-generation defense capabilities with significant commercial application, including in autonomous mobility and cyber security in large addressable markets.

Emerging Technologies
Our target markets are leveraging next-generation technological advancements to create significant changes driven by a proliferation of automation, efficiency, virtual environments and software-enabled tools. Notable technologies that are driving growth and change in our core target markets include artificial intelligence, machine learning, neural networking, blockchain, edge processing, nanotechnology, hypersonic capabilities and material science. Our team has experience identifying and driving these growth technologies in a constantly evolving landscape. Many of these disruptive technologies have been developed with a focus on specific markets, but we believe these technologies are well positioned for outsized growth across multiple domains and markets through access to financial and operational resources as they mature. Our focuses its evaluation process on identifying these proprietary, market-disrupting technologies in core areas of our team’s deep expertise that are driving the ongoing industrial change with vast applicability to multiple new markets.
Dual-Use
Applications
Our team is focused on potential combinations with technology companies that have existing applications in one or more domains within government & defense and/or commercial markets. In addition to evaluating markets where a business currently operates, we also evaluate potential new, adjacent markets where the proprietary technology has natural application. We believe that “dual-use” or “multi-use” technology
creates significant value creation potential for stockholders, and our team has the ability to identify, validate, and support realization of that strategy.

Investment Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating potential business combination partners. We will use these criteria and guidelines in evaluating acquisition opportunities, but may decide to enter into our initial business combination with a potential business partner that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	Have proprietary technologies;

•	Have market-disruptive applications with multiple current or potential use-cases, including commercial and/or defense markets;

•	Provide solutions in large, identifiable, and fast-growing end markets;

•	Have strong, visionary management and leadership teams with the ability to execute value-enhancing business strategies;

•
Have demonstrated success or are “on the precipice” of achieving success in an identifiable core market(s)—either government or commercial—that extend to adjacent markets where the proprietary technologies have natural application in the medium- to long-term;

•	Can benefit from being domiciled in the U.S., which will enable it to expand market share and customer base;

•
Can leverage the collective expertise, experience and relationships of the FLAG team within government and commercial industries in order to spur growth and bolster its readiness to become a publicly traded company;

•	Have defensible market positions or are able to chart a course to creating a market with high barriers to entry; and

•
Have valuations that we believe make them attractive relative to comparable publicly traded companies and are positioned to create further value via bolt-on
acquisitions as a platform for further growth and through general business improvements post-closing.

These general criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that the FLAG team may deem relevant. In the event that we decide to enter into our initial business combination with a potential business partner that we believe does not meet the above general criteria and guidelines, we will disclose that the business partner does not meet the above general criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
Initial Business Combination
So long as our securities are listed on the NYSE, an initial business combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of our assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“
FINRA
”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.
We anticipate structuring our initial business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.
Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
The time required to select and evaluate a target business and to structure and complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We may be affected by numerous risks inherent in such company or business. Although the Operating Partners will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all significant risk factors.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares and warrants in connection with our initial business combination, shares issued to the owners of the target, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We currently do not have any specific transaction under consideration with a target business with which to consummate our initial business combination. In addition to the forward purchase securities, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering in addition to or in lieu of the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy solicitation or tender offer materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than the forward purchase agreement with Franklin and the investment agreements with certain anchor investors, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, venture capital firms, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent the FLAG team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Operating Partners determine is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have the option to pay our sponsor a total of $10,000 per month for administrative support and services and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigation and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a business combination partner that is affiliated with our sponsor or any member of the FLAG team, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor or any member of the FLAG team. In the event we seek to complete our initial business combination with a business combination partner that is affiliated with our sponsor or any member of the FLAG team, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that will be made available to us. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.
Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of the FLAG team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure stockholders that members of the FLAG team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure stockholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation and bylaws. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of transaction	Whether stockholder approval is required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under NYSE listing rules, stockholder approval would typically be required for our initial business combination if, for example:

•
we issue shares of our Class A common stock (other than in a public offering) that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
any of our directors, officers or substantial securityholders (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of our Class A common stock to be issued, or if the number of shares of our Class A common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of our Class A common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of our common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

•	the issuance or potential issuance of our common stock will result in our undergoing a change of control.
The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or applicable stock exchange rules will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In addition, Franklin may acquire the forward purchase securities prior to or simultaneously with our initial business combination. In the event our initial stockholders, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the Trust Account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of the Initial Public Offering, we will adopt an insider trading policy which will require insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information. In addition, such policy will require insiders to clear all trades with our Chief Financial Officer (or his/her designee) prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule
10b5-1
plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule
10b5-1
plan or determine that such a plan is not necessary.
In the event that our sponsor, directors, officers, advisors, Metric or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be (i) to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the consummation of our business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “
float
” of our Class A common stock or our public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, Metric and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, Metric or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the initial business combination, whether or not such stockholders has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if such purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the consummation of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. Our sponsor, officers, directors and Metric have entered into letter agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares held by them and any public shares they may have acquired during and after the Initial Public Offering in connection with the consummation of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify (A) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering or (B) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination and to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering (although with respect to any public shares they hold they will be entitled to redemption rights in connection with the consummation of our initial business combination or liquidating distributions from the Trust Account if we fail to complete our initial business combination within the prescribed time frame).

Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Exchange Act), to be less than $5,000,001 upon consummation of our initial business combination and after payment of the underwriter’s fees and commissions (so that we are not subject to the SEC’s “
penny stock
” rules). However, a greater net tangible asset or cash requirement may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the consummation of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. In the case of a stockholder meeting, such election must be made, unless extended by us in our sole discretion, no later than two business days prior to the initially scheduled vote on the proposal to approve the initial business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.
If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum. Pursuant to the terms of letter agreements entered into with us, our sponsor, officers and directors and Metric have agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. Pursuant to the terms of investment agreements entered into with us, the anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. In addition, pursuant to the terms of the forward purchase agreement, Franklin has agreed, after the closing of the forward purchase, to vote any shares of our Class A common stock purchased during or after the closing of the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of our initial business combination in order to have our initial business combination approved (assuming (i) all outstanding shares are voted and (ii) no forward purchase shares have been issued). If only the minimum number of shares representing a quorum are voted, in addition to our founder shares, we would need 1,437,501 (or 6.25%) of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We will give at least 10 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers, directors and Metric have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (i) the consummation of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering. The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination.
If stockholder approval of the transaction is not required by law or stock exchange listing requirements and we do not decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “
group
” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of our public shares included in the units sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or the FLAG team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of our public shares included in the units sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or the FLAG team at a premium to the then-current market price or on other undesirable terms. By limiting our public stockholders’ ability to redeem no more than 15% of our public shares included in the units sold in the Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
As described above, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either tender their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is initially to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the initially scheduled vote in which the name and other identifying information of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming stockholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the consummation of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered, or shares tendered electronically, by public stockholders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our sponsor, executive officers and directors have agreed that we will have only 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such
12-month
period (subject to our ability to seek an extension of such period), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
12-month
time period (or up to the
18-month
time period if we were to exercise the two three-month extensions as described herein).
Our sponsor, officers, directors and Metric have entered into letter agreements with us, and the anchor investors have entered into investment agreements with us, in each case, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering. However, if our sponsor, officers, directors, Metric or the anchor investors acquired public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted
12-month
time period (or up to the
18-month
time period if we were to exercise the two three-month extensions as described herein).
Our sponsor, officers, directors and Metric have agreed, pursuant to letter agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering or any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Exchange Act ) to be less than $5,000,001 upon consummation of our initial business combination and after payment of the underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules).
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $2,081,180 held outside of the Trust Account, although we cannot assure stockholders that there will be sufficient funds for such purpose. If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure stockholders that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Operating Partners will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if the Operating Partners believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by the Operating Partners to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where the Operating Partners are unable to find a service provider willing to execute a waiver.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, including franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure stockholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and public stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure stockholders that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure stockholders that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2,760,675 from the proceeds of the initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our dissolution, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to the other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the initial public offering (subject to our ability to seek an extension of such period), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the date which is 12 months from the closing of the Initial Public Offering (or as late as the date which is 18 months from the closing of the Initial Public Offering if we were to exercise the two three-month extensions as described herein) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes, including franchise and income taxes, and will not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.
If we file a bankruptcy or
winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our public stockholders that we will be able to return $10.00 per share to them. Additionally, if we file a bankruptcy or winding-up
petition or an involuntary bankruptcy or
winding-up
petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “
preferential transfer
” or a “
fraudulent conveyance.
” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure stockholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the consummation of our initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering or (ii) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the initial public offering, subject to applicable law. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent consummation of an initial business combination or liquidation if we have not completed an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the initial public offering, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Facilities
Our address is 11110 Sunset Hills Road #2278, Reston, VA 20190, and our telephone number is (202)
503-9255.
The cost for our use of this location is included in the $10,000 per month fee that we have the option to pay to our sponsor for administrative support and services. We consider our current arrangements adequate for our current operations.
Human Capital/Employees
We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been identified for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.
Competition
In identifying, evaluating and selecting a target business for our business combination, we have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company and Smaller Reporting Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “
JOBS Act
”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the shares of our Class A common stock held by non-affiliates
equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of the shares of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
*******
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this annual report and our 424(b)(4) prospectus dated September 9, 2021 (the “
IPO Prospectus
”). If any of the following events occur, our business, financial condition, liquidity, and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment.
Summary of Risk Factors
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We are a recently incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

•	A stockholders’ opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “
float
” of our Class A common stock or public warrants.

•	Stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, stockholders may be forced to sell their public shares or warrants, potentially at a loss.

•
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

•
We may not be able to consummate an initial business combination until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

•
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquires during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

•
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	Our ability to continue as a going concern.

•
We have identified a material weakness in our internal control over financial reporting related to accounting for warrant and forward purchase unit liabilities, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

•
Escalating tensions between Russia and Ukraine and any continuing military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that could adversely affect us and our ability to consummate our initial business combination.

Risks Relating to Our Business and the Initial Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.
Please see the section entitled “
Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination
” for additional information.
Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their shares from us for cash.
Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, a stockholder’s only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least twenty business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our directors, officers and initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders own 20% of our issued and outstanding shares of common stock. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of our initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Pursuant to the letter agreements entered into with us, our sponsor, officers, directors and Metric have agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering, in favor of our initial business combination. Pursuant to the investment agreements, the anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming (i) all outstanding shares are voted and (ii) no forward purchase shares have been issued). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our directors, officers and initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Although none of our initial stockholders, directors or officers have any current intention to purchase our public shares, they are not restricted from doing so and there is no ceiling on the number of our public shares they may purchase. If they purchase any of our public shares and retain such public shares until any stockholders vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely. In addition, in the event that the anchor investors retain the public shares comprising the units purchased in the Initial Public Offering until the time of any stockholder vote on our initial business combination and vote those public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure stockholders that any of the anchor investors will be stockholders at the time of any stockholder vote on our initial business combination, and, if they are public stockholders, we cannot assure stockholders as to how such anchor investors will vote on our initial business combination if any such stockholder vote occurs. Although no assurance can be given as to the manner in which the anchor investors will vote any public shares they hold in the event of such stockholder vote, because of their ownership in the founder shares, the anchor investors may have interests that differ from those of other public stockholders with respect to a vote on an initial business combination, and such ownership may provide an incentive for them to vote their public shares in favor of our initial business combination.
In evaluating a prospective target business for our initial business combination, the Operating Partners will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination.
We have entered into a forward purchase agreement with Franklin, whereby Franklin has agreed to purchase 5,000,000 shares of our Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of our Class A common stock and one-half
of one warrant, in a private placement to occur concurrently with the closing of our initial business combination. Franklin’s obligations to purchase the forward purchase securities are conditioned on receiving a written summary of the material terms of, and other readily available information relating to, the business combination, including information about the target company in such business combination. Upon receiving such information, Franklin will determine, in its sole discretion, whether it wishes to consummate the purchase of the forward purchase securities pursuant to the forward purchase agreement. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, for expenses in connection with our initial business combination or for working capital in the post-business combination company. However, if the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial business combination. The forward purchase agreement contains customary closing conditions, the fulfillment of which is a condition for Franklin to purchase the forward purchase securities, including that our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of

the Exchange Act ) to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. Additionally, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that stockholders would have to wait for liquidation in order to redeem their shares.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, stockholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.
The requirement that we consummate an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination partners as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we approach the timeframe described above. In addition, as we approach closer to the timeframe described above, we will have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The
COVID-19
outbreak and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
(and its variants) continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
(and its variants) impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
(and its variants) and the actions to contain
COVID-19
(and its variants) or treat its impact, among others. Although the long-term economic fallout of
COVID-19
(and its variants) is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. If the disruptions posed by
COVID-19
(and its variants) or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
(and its variants) and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
If we have not completed an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) before redemption from our Trust Account.
If we have not completed an initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), if any, will be used to fund the redemption of our public shares, as further described above under “
Item 1. Business—Redemption of Public Shares and Liquidation If No Initial Business Combination
”. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the Trust Account and distribute such amount, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of our Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

A slowdown in economic growth in the markets that our business target operates in may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following our business combination.
Following the business combination, our results of operations, liquidity and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors, such as political or regulatory action, including business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following the business combination.
We may not be able to complete an initial business combination within the 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) after the closing of the Initial Public Offering. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
(and its variants) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
(and its variants) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “
—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors herein.
If we are unable to complete an initial business combination within the
12-month
period (or up to the
18-month
period if we were to exercise the two three-month extensions as described herein), we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond 18 months. Our amended and restated certificate of incorporation will require that such an amendment be approved by holders of 65% of our outstanding common stock.
If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination, although they are under no obligation to do so.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors, Metric or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “
Item 1. Business—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.
”
A stockholder will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and filed a Current Report on Form
8-K,
including an audited balance sheet (as amended) demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “
Proposed Business—Comparison of The Initial Public Offering to Those of Blank Check Companies Subject to Rule 419
” in the IPO Prospectus.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold shares in excess of 15% of our Class A common stock, such stockholder(s) will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering (i.e., Excess Shares), without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder(s) will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And, as a result, such stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination within the required time period, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “
—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors herein.
If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions); however, we cannot assure stockholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “
no-shop
” provision (a provision in letters of intent designed to keep target businesses from “
shopping
” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we were to enter into a letter of intent where we pay for the right to receive exclusivity from a target business and we were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “
—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors herein.
If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until September 14, 2022 (or until March 14, 2023 if we were to exercise the two three-month extensions), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or the FLAG team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $2,081,180 is available to us initially outside the Trust Account to fund our working capital requirements. None of our sponsor, the FLAG team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon consummation of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and waive all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.00 per share, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “
—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause stockholders to lose some or all of their investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure investors that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.
Even though these charges may be
non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per public share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Operating Partners will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if the Operating Partners believe that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriter of the Initial Public Offering will not execute an agreement with us waiving such claims to the monies in the Trust Account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by the Operating Partners to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where the Operating Partners are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for the payment of creditors’ claims that were not waived that may be brought against us within a
10-year
period following redemption. Accordingly, the
per-share
redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to each of the letter agreements, dated September 9, 2021, by and between the sponsor, Metric and each of our directors and officers, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm and the underwriter of the Initial Public Offering) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure stockholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such a proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (a) the consummation of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions) or (ii) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions), subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 14, 2022 (or March 14, 2023 if we were to exercise the two three-month extensions), in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the
10-year
period following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.
In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders, holders of our private placement warrants, holders of warrants that may be issued upon conversion of loans extended to us and the purchaser of the forward purchase securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of the shares of our Class A common stock.
Pursuant to the Registration and Stockholder Rights Agreement, the form of which was filed as Exhibit 10.2 to our Current Report on Form
8-K
dated September 9, 2021, our initial stockholders and their respective permitted transferees can demand that we register the shares of our Class A common stock into which founder shares are convertible, and holders of our private placement warrants and holders of warrants that may be issued upon conversion of loans extended to us and their respective permitted transferees can demand that we register such private placement warrants, warrants that may be issued upon conversion of loans extended to us and the shares of our Class A common stock issuable upon exercise of such warrants. Pursuant to the forward purchase agreement, we have agreed (a) to use commercially reasonable efforts to file within 30 calendar days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase securities, (b) to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable thereafter but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will “review” the registration statement) following the closing of the initial business combination and (ii) the 10th business day after the date we are notified by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which Franklin or its assignees cease to hold the securities covered thereby, (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (C) 2 years from the effective date of the registration statement. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of shares of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of the shares of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of warrants issued upon conversion of loans extended to us, purchasers of the forward purchase securities or their respective permitted transferees are registered.
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.
Although we expect to focus our search for a target business that provides technology-enabled solutions with high-growth, mission-critical applications in government and commercial markets, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although the Operating Partners will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure stockholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of the FLAG team’s area of expertise.
We will consider a business combination outside of the FLAG team’s area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although the Operating Partners will endeavor to evaluate the risks inherent in any particular business combination partner, we cannot assure stockholders that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure stockholders that an investment in our securities will not ultimately prove to be less favorable to public stockholders than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of the FLAG team’s expertise, the FLAG team’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of the FLAG team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, the FLAG team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows, or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although the Operating Partners will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the private placement warrants and the sale of the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from the Initial Public Offering and the sale of the private placement warrants and forward purchase securities have provided us with up to $221,950,000 that we may use to complete our initial business combination (assuming that our public stockholders do not redeem any shares of their Class A common stock in connection with the initial business combination).
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry sector. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry sector in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although the Operating Partners will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
The Operating Partners may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure an initial business combination so that the post-business combination company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that the Operating Partners will not be able to maintain control of the target business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation and amended and restated bylaws do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Exchange Act) to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event of the aggregate cash consideration, we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure stockholders that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-initial
business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the investment management trust agreement to facilitate the consummation of an initial business combination that some of our stockholders may not support.
Except for the provision in our amended and restated certificate of incorporation that relates to the appointment and removal of directors prior to our initial business combination, which provision may only be amended if holders of at least 90% of our common stock entitled to vote approve, our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described in ”
Item 1.
Business — Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
”) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the investment management trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances (that is, instances that are not related to any pre-initial
business combination activity), our amended and restated certificate of incorporation may be amended by holders of at least a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules.

Our initial stockholders, who collectively will beneficially own 20% of our common stock upon the closing of the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or investment management trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers, directors and Metric have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions as described herein) from the closing of the Initial Public Offering or any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of the then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers, directors and Metric. Our stockholders are not parties to, or third party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or Metric for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to the Initial Public Offering may be amended without stockholder approval.
Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement between us and our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreements and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, officers, and directors.
Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the consummation of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless
Although we believe that the net proceeds of the Initial Public Offering, and the sale of the private placement warrants and the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, and the sale of the private placement warrants and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure investors that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.
Since the closing of the Initial Public Offering, our initial stockholders have owned shares representing 20% of the issued and outstanding shares of our common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in the Initial Public Offering or if our initial stockholders purchase any additional shares of our common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of shares of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and prior to the consummation of our initial business combination, only our initial stockholders will be able to appoint or remove directors. In addition, prior to the consummation of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the consummation of our business combination.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
If (i) we issue additional shares of our common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of our Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to complete an initial business combination with a target business.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stocks or may make it more difficult for us to consummate an initial business combination.
We account for the 14,897,155 warrants issued in Initial Public Offering (the 11,500,000 warrants included in the units and the 3,397,155 private placement warrants) as a warrant liability and record the liability at fair value upon issuance. In addition, we expect to issue 2,500,000 forward purchase warrants at the time of the initial business combination. We will record any changes in fair value in our statement of operations for each period reported as determined by us based upon valuation reports obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and we will incur significant expense in valuing such liabilities on a quarterly basis. Moreover, potential business combination partners may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2021 related to our accounting for warrant and forward purchase unit liabilities. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
In connection with our audit as of and for the period from March 24, 2021 (inception) through December 31, 2021, we identified a material weakness in our internal control over financial reporting related to our accounting for warrant and forward purchase unit liabilities.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If we pursue a target business in the aerospace, defense or government service industries, we would be subject to a variety of additional risks that may negatively impact our operations.
Business combinations with companies in the aerospace, defense or government service sectors, entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	An inability to manage rapid change, increasing customer expectations and growth;

•	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•	An inability to deal with our customers’ privacy concerns;

•	An inability to attract and retain customers;

•	An inability to license or enforce intellectual property rights on which our business may depend;

•	Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•
Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyberattacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	An inability to obtain necessary hardware, software and operational support;

•	Reliance on third party vendors or service providers;

•
Our business may be subject to extensive government regulations in the markets in which we will operate, any of which may be difficult and expensive to comply with; for instance, if we were to contact with the U.S. government, such regulations would include extensive procurement regulations applicable to sales to the U.S. government, export-import control, security, contract pricing and costs, and product integrity requirements, and changes to those regulations could increase our costs;

•	foreign governments with whom we contact may have similar, or more onerous regulations, changes to which could also increase our costs;

•
If we contract with the any particular government, including the U.S. government, such government may modify, curtail or terminate one or more of our contracts, and changes in such government’s spending and priorities could impact our financial position, results of operations and overall business; and

•
U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors, and foreign governments with whom we contract may have similar processes to audit and investigate their government contractors.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the aerospace, defense or government service sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
Risks Relating to Ownership of Our Securities
Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the consummation of our initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions)or (ii) any other provision relating to the rights of holders of our Class A common stock or pre-initial
business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions)for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond September 14, 2022 (or beyond March 14, 2023 if we were to exercise the two three-month extensions), before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate their investment, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and public warrants are listed on the NYSE. We cannot assure investors that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot
holders).
Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.
For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million, and we would be required to have a minimum of 300 round-lot
holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure stockholders that we will be able to meet those initial listing requirements at that time.
If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our shares of Class A common stock are a “
penny stock
” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “
covered securities.
” Our units, shares of our Class A common stock and warrants qualify as covered securities under the statute.
Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
Holders of the shares of our Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the consummation of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, stockholders may not have any say in the management of our company prior to the consummation of an initial business combination.
The Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act or any state securities laws at this time, and no such registration may be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
If the sale of the shares of our Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units.
We have not registered any shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A common stock until the warrants expire or are redeemed. We cannot assure investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A common stock that investors will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A common stock upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the sale of the shares of our Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances described in “Warrants—Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $10.00” in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “
upside
” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of our Class A common stock, par value $0.0001 per share, 30,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are 277,000,000 and 24,250,000 shares of our authorized but unissued Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of our Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of our Class B common stock. Our Class B common stock is automatically convertible into our Class A common stock at the time of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth in the “
Description of Registrant’s Securities
” which is filed as Exhibit 4.5 to this Annual Report , including in certain circumstances in which we issue shares of our Class A common stock or equity-linked securities related to our initial business combination. Immediately after the consummation of the Initial Public Offering, there will be no shares of our preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. We may also issue shares of our Class A common stock to redeem the warrants or upon conversion of the shares of our Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination, any pre-initial
business combination activity or any amendment in our amended and restated certificate of incorporation that relates to pre-initial
business combination activity. For example, we may not issue additional shares of capital stock that would entitle the holders thereof to vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the consummation of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of our common or preferred stock:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of Class A common stock on a greater than one-to-one
basis upon conversion of founder shares;

•	may subordinate the rights of holders of shares of Class A common stock if preference shares are issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share
amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The anchor investors are not restricted from selling any units (including the underlying securities) that they purchased in the Initial Public Offering, and any such sales may adversely affect the trading price of our securities.
The anchor investors purchased approximately $230,000,000 of units in the Initial Public Offering. The anchor investors are not subject to any agreements restricting them from transferring the units (including the underlying securities) that they purchase in the Initial Public Offering. As such, the anchor investors are free to sell the units, shares and warrants they purchased in the Initial Public Offering in the quantities and at the times they so desire. Any such sales may adversely affect the trading price of our securities.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased and the exercise period could be shortened, all without warrant holder approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision contained in the warrant agreement or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. We may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment; provided that with respect to (A) any amendment or modification solely to the terms of the private placement warrants, the forward purchase warrants or the warrants issued upon conversion of any loans extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may, (B) any amendment to any provision of the warrant agreement solely with respect to the private placement warrants, the forward purchase warrants or the warrants issued upon conversion of any loans extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may, and (C) any amendment to any provision of the warrant agreement which adversely affects to a greater extent the private placement warrants, the forward purchase warrants or the warrants issued upon conversion of any loans extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may, as compared to the public warrants, in each case, the vote or written consent of the registered holders of at least 50% of the then outstanding private placement warrants, the forward purchase warrants or the warrants issued upon conversion of any loans extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may be (as applicable) will be required; provided further that if no public warrants are outstanding, any amendment or modification will only require the vote or written consent of the registered holders of at least 50% of the then outstanding private placement warrants, the forward purchase warrants and the warrants issued upon conversion of any loans extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may (in each case, subject to any such warrants remaining outstanding). Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants or shorten the exercise period.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “
foreign action
”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “
enforcement action
”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of the Operating Partners and directors.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants—Public Stockholders’ Warrants—Anti-dilution Adjustments” in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share. Please see “
Warrants—Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00
” in the “
Description of Registrant’s Securities
” which is filed as Exhibit 4.5 to this Annual Report. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us (except as set forth under “
Warrants—Redemption of warrants when the price per share of our Class
 A common stock equals or exceeds $10.00
” in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report) so long as they are held by our sponsor, Metric or their respective permitted transferees.
Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of some other blank check companies.
Each unit contains
one-half
of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from some other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to our company or our stockholders, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine, except for, as to each of (1) through (4) above, any action (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) as to which the Court of Chancery does not have subject matter jurisdiction. The foregoing provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “
foreign action
”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “
enforcement action
”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This
choice-of-forum
provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of the Operating Partners and directors.
Risks Relating to Our Management
We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The departure of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the consummation of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our business combination. We cannot assure stockholders that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to the Registration and Stockholder Rights Agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.
We may have limited ability to assess the management of a prospective target business and, as a result, we may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company. This in turn, could negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.
The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of a business combination partner’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and may not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see below under “
Item 10. Directors, Executive Officers and Corporate Governance
”.
Certain of our officers and directors are now, and any of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business to which they have fiduciary or contractual duties. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that stockholders should be aware of, please see below under “
Item 10. Directors, Executive Officers and Corporate Governance
” and “
Item 10. Directors, Executive Officers and Corporate Governance
—
Conflicts of Interest
” of this Annual Report.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage the underwriter from our Initial Public Offering or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the trust only on a consummation of an initial business combination. In addition, an affiliate of our underwriter, Metric, has also purchased founder shares and has committed to purchase private placement warrants in us. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.
Our underwriter is entitled to receive deferred underwriting commissions that has been placed in the Trust Account and will be released to our underwriter only on consummation of an initial business combination. If we do not complete our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions), our underwriter has agreed that (i) it will forfeit any rights or claims to their deferred underwriting commissions, including any accrued interest thereon, then in the Trust Account and (ii) that the deferred underwriting commissions will be distributed on a pro rata basis, together with any accrued interest thereon (which interest will be net of taxes payable) to the public stockholders.

In April 2021, Metric, an affiliate of the lead underwriter in our Initial Public Offering, purchased an aggregate of 1,144,250 founder shares for an aggregate purchase price of $4,975, or approximately $0.004 per share. Prior to the initial investment in the company of $4,975 by Metric, the company had no assets, tangible or intangible. The per-share
price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued to Metric was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units and therefore that such founder shares issued to Metric would represent approximately 3.98% of the issued and outstanding shares after the Initial Public Offering (not taking into consideration any subsequent sale of founder shares by Metric to anchor investors as discussed below). The founder shares will be worthless if we do not complete an initial business combination. In connection with the investment agreements we entered into with each of the anchor investors, Metric sold a portion of the founder shares it purchased in April 2021 at approximately $0.004 per share (which is Metric’s cost for acquiring such shares) to the anchor investors in consideration of their indications of interest to purchase units in the Initial Public Offering. In addition, Metric has committed, pursuant to a written agreement, to purchase an aggregate of 813,822 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share. The aggregate of Metric’s interest in such transaction to purchase private placement warrants is valued at $1,220,733, or $1.50 per warrant, which amount will be worthless if we do not complete a business combination. The founder shares are identical to the shares of our Class A common stock included in the units which were sold in the Initial Public Offering, except that they are shares of our Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described in “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report. Metric has agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination.
We may engage our underwriter from the Initial Public Offering or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement has been entered into with our underwriter or its affiliates and no fees or other compensation for such services have been paid to our underwriter or its affiliates prior to November 8, 2021, unless such payment would not be deemed underwriter’s compensation in connection with the Initial Public Offering. The underwriter is also entitled to receive deferred underwriting commissions that are conditioned on the consummation of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Members of the FLAG team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of the FLAG team have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of the FLAG team away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor or members of the FLAG team which may raise potential conflicts of interest.
In light of the involvement of our sponsor and members of the FLAG team with other entities, we may decide to acquire one or more businesses affiliated with our sponsor or members of the FLAG team. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described below under “
Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest
”. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor and members of the FLAG team are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth above in “
Item 1. Business—Sources of Target Businesses
” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor (and, indirectly, our officers and directors) will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they acquired during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination
In April 2021, our sponsor purchased an aggregate of 4,605,750 founder shares for an aggregate purchase price of $20,025, or approximately $0.004 per share. Prior to the initial investment in the company of $20,025 by our sponsor, the company had no assets, tangible or intangible. The per-share
price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued to our sponsor was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units, and therefore that such founder shares issued to our sponsor would represent approximately 16.02% of the issued and outstanding shares after the Initial Public Offering (not taking into consideration any subsequent sale of founder shares by our sponsor to anchor investors). The founder shares will be worthless if we do not complete an initial business combination. In connection with the investment agreements we entered into with each of the anchor investors, our sponsor and Metric have sold in the aggregate 1,452,654 founder shares to the anchor investors. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 2,583,333 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share. The aggregate of our sponsor’s interest in such transaction to purchase private placement warrants is valued at $3,675,000, or $1.50 per warrant, which amount will be worthless if we do not complete a business combination. The founder shares are identical to the shares of our Class A common stock included in the units which were sold in the Initial Public Offering, except that they are shares of our Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, its affiliates or designees or any of our directors or officers, as the case may be. Up to $4,600,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. The personal and financial interests of our sponsor, officers, and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our directors and officers. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“
run-off
insurance
”). The need for
run-off
insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Since our initial stockholders paid only approximately $0.004 per share for the founder shares, our officers, directors and initial stockholders could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.
In April 2021, our sponsor and Metric purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Our officers and directors have a significant economic interest in our sponsor. Our sponsor and Metric have entered into an investment agreement with each of the anchor investors pursuant to which such anchor investors have purchased in the aggregate 1,452,654 founder shares from our sponsor and Metric at approximately $0.004 per share (which is our sponsor’s and Metric’s cost for acquiring such shares). As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers, directors and initial stockholders could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for our public stockholders.
General Risk Factors
We are a recently incorporated company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with no operating results, and did not commence operations until obtaining funding through the Initial Public Offering. Because of our limited operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our business combination, we will never generate any operating revenues.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the Trust Account are being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
At December 31, 2021, we had cash of $1,062,653 and working capital of $1,072,576. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure stockholders that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
Past performance of members of the FLAG team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to stockholders.
Information regarding performance by members of the FLAG team is presented for informational purposes only. Past performance by members of the FLAG team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Stockholders should not rely on the historical record of members of the FLAG team’s performance as indicative of our future performance or of an investment in us or the returns that we will, or are likely to, generate going forward.
There may be tax consequences to our initial business combination that may adversely affect us.
While we expect to undertake any initial business combination so as to minimize taxes both to the acquired business and/or asset and us, such initial business combination might not meet the statutory requirements of a tax-free
reorganization, or the parties might not obtain the intended tax-free
treatment upon a transfer of shares, warrants or assets. A
non-qualifying
reorganization could result in the imposition of substantial taxes.
We could be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company, or “PHC,” for U.S. federal income tax purposes.
A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt
organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).
Depending on the date and size of our initial business combination, at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt
organizations, pension funds and charitable trusts, more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a PHC in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments. The PHC requirements may apply to us in the taxable year of the offering and/or future taxable years.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of the shares of our Class A common stock held by non-affiliates
did not equal or exceed $250 million as of the prior June 30, or (2) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of the shares of our Class A common stock held by non-affiliates
did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we take advantage of NYSE’s controlled company standards, we would be exempt from various corporate governance requirements.
NYSE listing rules generally define a “
controlled company
” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our initial business combination, only holders of the founder shares will have the right to vote on the election of directors. More than 50% of the founder shares will be held by our sponsor. Accordingly, prior to the vote on our initial business combination, we would likely satisfy the definition of being a controlled company. We will not use the related exemptions to NYSE’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently maintain our executive offices at 11110 Sunset Hills Road #2278 Reston, VA 29190. The cost for this space is included in the $10,000 per month fee that we have the option to pay an affiliate of our sponsor for office space, administrative and support services.
Item 3. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our units, Class A common stock and warrants are traded on the NYSE under the symbols “FLAGU,” “FLAG” and “FLAGW,” respectively.
Holders
Although there are a larger number of beneficial owners, at March 30, 2022, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.
Dividends
We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
In April 2021, the Company issued an aggregate of 5,750,000 shares of Class B common stock to the sponsor and Metric for an aggregate purchase price of $25,000. In connection with the closing of the Initial Public Offering, certain anchor investors acquired from the sponsor and Metric in the aggregate 1,452,654 shares of Class B common stock at the original purchase price that the sponsor and Metric paid for the shares of Class B Common Stock, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.
On September 9, 2021, we completed our Initial Public Offering of 23,000,000 units at a price of $10.00 per unit, which includes the exercise by the underwriter of its over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Each unit consists of one share of Class A common stock and one-half
of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Following the closing of the Initial Public Offering, an aggregate of $230,000,000 was placed in the Trust Account.
The Company incurred $22,517,614 of offering costs in connection with the Initial Public Offering, comprised of $640,129 of deal costs, $2,335,058 of underwriting fees, $8,050,000 of deferred underwriting fees and $11,491,877 of excess fair value of the Class B Common Stock issued to our founders. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our IPO Prospectus.

Concurrently with the completion of the Initial Public Offering, our sponsor and Metric purchased an aggregate of 3,397,155 warrants at a price of $1.50 per warrant, or $5,095,733 in the aggregate. An aggregate of $230,000,000 was placed in the Trust Account at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
All of the remaining 5,750,000 shares of Class B common stock and all 3,397,155 private placement warrants are restricted securities under Rule 144 under the Securities Act, in that they were issued in private transactions not involving a public offering. The shares of our Class B common stock and private placement warrants are subject to transfer restrictions and registration rights as more fully described in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report.
The securities described above were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506(3) of Regulation D promulgated under the Securities Act. Each investor acquired his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.
Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “
Item 8. Financial Statements and Supplementary Data
” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “
Special Note Regarding Forward-Looking Statements
,” “
Item 1A. Risk Factors
” and elsewhere in this Annual Report.
Overview
We are a blank check company formed under the laws of the State of Delaware on March 24, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure stockholders that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 24, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 24, 2021 (inception) through December 31, 2021, we had net income of $3,386,750, which consists of operating costs of $1,781,700, a $490,184 increase in the fair value of the forward purchase units, offset by a decrease in the fair value of the warrant liability of $5,653,850, an unrealized gain on marketable securities held in our Trust Account of $3,115, and interest income of $1,669.
Liquidity and Capital Resources
On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,397,155 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor and Metric, generating gross proceeds of $5,095,733.
Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the private placement warrants, a total of $230,000,000 was placed in the Trust Account and we had $2,081,180 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. The Company incurred $22,517,064 of offering costs in connection with the Initial Public Offering, comprised of $640,129 of deal costs, $2,335,058 of underwriting fees, $8,050,000 of deferred underwriting fees and $11,491,877 of excess fair value of the Class B Common Stock issued to our founders.
For the period from March 24, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,082,893 which adjusted net income of $3,386,750 for a $490,184 increase in the fair value of the forward purchase units, a $989,674 allocation of deferred offering costs for warrant liability at the Initial Public Offering, offset by a decrease in the fair value of the warrant liability of $5,653,850, changes in operating assets and liabilities of $290,867 an unrealized gain on marketable securities held in our Trust Account of $3,115, and interest income of $1,669.
As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $230,004,784. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our business combination. We may withdraw interest to pay franchise and income taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $1,062,653 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor, Metric or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $4,600,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a business combination, without interest.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.
The underwriters are entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.
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
Class A common stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Net Income (Loss) per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 61% for the Class A redeemable common stock and 39% for the non-redeemable
common stock for the period from March 24, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective due to a material weakness as described below.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
In connection with the audit of the Company’s financial statements as of and for the period from March 24, 2021 (inception) through December 31, 2021, our management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified relates to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for warrants and forward purchase unit liabilities in the fourth quarter of 2021 due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.
Specifically, we did not calculate the
non-cash
warrant liability and forward purchase units as
one-half
of the Units sold in the Initial Public Offering. The detection of this error did not trigger a financial restatement and had no impact on previously issued financial statements.
Remediation Plan
The Chief Executive Officer and Chief Financial Officer performed additional post-closing review procedures including reviewing historical filings and consulting with subject matter experts related to the accounting for warrant and forward purchase unit liabilities. The Company’s management has also retained an additional consultant to provide additional review and subject matter expertise.
The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control Over Financial Reporting
Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Director Class	Position
William J. Weber	56	III	Chief Executive Officer, President and Chairman
Michael J. Alber	64	—	Chief Financial Officer
Thomas A. Vecchiolla	66	III	Director
Michael C. Ruettgers	79	I	Lead Independent Director
William J. Fallon	77	II	Independent Director
Jeanne C. Tisinger	60	II	Independent Director
William J. Weber
William J. Weber has served as our Chief Executive Officer, President and Chairman of our board since our founding in March 2021. Mr. Weber is an experienced executive with several successful exits to his credit and has more than 30 years of experience leading technology and solutions organizations in both the public and private sectors.
He most recently served as president, CEO and board member of KeyW Corporation (NASDAQ: KEYW). KeyW excelled in agile cyber operations and warfare, data analytics and geospatial intelligence solutions for U.S. government intelligence and defense customers, and commercial enterprises. Mr. Weber successfully led the company through a 3+ year transformation focusing on consistent growth and operational discipline, augmented by divestitures and acquisitions to support its core strategy, which culminated in the sale of KeyW to Jacobs Engineering Group (NYSE: J) for an industry-leading sales multiple in June 2019.
Before joining KeyW in October 2015, Mr. Weber served as the president and chief operating officer of XLA, a privately held technology firm supporting the areas of national security and diplomacy. Prior to XLA, he served as president of Kaseman, a privately held professional services firm supporting the U.S. government in nation building and foreign policy assistance. He has also held senior executive positions, each focused on generating new solutions and growth, with GTSI, McData Corporation, CNT Corporation, Inrange Technologies, International Network Services and AT&T. He currently serves on the boards of Buchanan Edwards and America’s Warrior Partnership. He is also the managing principal of WJW Advisors, LLC, a management consultant firm which serves executives and board of directors of both public and private corporations.
He is a veteran U.S. Army Officer, is an Airborne Ranger, and was awarded the Bronze Star for actions during Operation Desert Storm. He holds a Bachelor of Science degree from Washington University in St. Louis and is a graduate of The Executive Program at the University of Virginia Darden School of Business.
Michael J. Alber
Michael J. Alber has been our Chief Financial Officer since March 2021. Mr. Alber has an extensive career spanning over 35 years in the areas of corporate finance, accounting, capital markets, treasury, risk allocation and mergers and acquisition. He currently serves as a board member (special security agreement) of AceInfo Tech (a subsidiary of Dovel Technologies) and has been on the board since December 2020. An accomplished financial professional, he was most recently the Chief Financial Officer and Executive Vice President of KeyW (NASDAQ: KEYW), from June 2016 until its sale to Jacobs (NYSE: J) in June 2019. During this period, he led several capital market transactions along with two strategically important M&A transactions, including the ultimate sale that resulted in an industry-leading sales multiple.
Mr. Alber served as a Principal with Growth Strategy Leaders, a business and financial consulting firm (specializing in M&A and due diligence support), from April 2015 to May 2016. From May 2012 to March 2015, Mr. Alber served as Chief Financial Officer and SVP at Engility Holdings, Inc. (NYSE: EGL) a $2.5 billion technology services and solutions provider to the U.S. government worldwide. During this period, he supported the company’s spin-out
from L3 Technologies as a stand-alone publicly traded company. Also, during this period, he led the financial and capital markets activities related to two M&A transactions, including one that resulted in a change in control.

Prior to Engility, Mr. Alber held the position of Chief Financial Officer and Treasurer at Alion Science and Technology from 2007 to 2012. He has also held senior executive positions at SAIC (NYSE: SAIC) for 18 years, where he served as a Senior Vice President and Group Controller. Prior to SAIC, Mr. Alber was the Director of Finance at Network Solutions, Inc.
Mr. Alber received his Bachelor of Science degree from George Mason University in Business Administration with a concentration in finance and subsequently completed an Advance Management Program at Georgetown University’s McDonough School of Business.
Thomas A. Vecchiolla
Thomas A. Vecchiolla has served as a director and an Operating Partner of our company since September 2021. An aerospace and defense industry executive, Mr. Vecchiolla has over 40 years of experience in leadership, global sales and operations, organic and inorganic growth, global customer relationships, resource management, and organizational effectiveness. He is also a director of Gencor Industries, Inc., a manufacturer of heavy machinery. Prior to joining our company, he was most recently Chairman, Chief Executive Officer and President of ST since September 2018. Mr. Vecchiolla led the U.S. sector of Singapore Technologies Engineering Ltd on its increase in growth and profitability, which included restructuring, integration, shared service implementation, creating new business opportunities as well as acquisitions and divestures. He held a number of board positions including serving on ST’s Special Security Agreement board. He joined ST after establishing his own aerospace and defense consulting firm, Artisan Consulting, LLC, in September 2017. He was also associated with The Boston Consulting Group as a Senior Advisor.
Prior to September 2017, Mr. Vecchiolla was with the Raytheon Company, now Raytheon Technologies Corporation, (“
Raytheon
”) for over 15 years. As the President of Raytheon International, Inc., he led the expansion of international revenue and profitability as he was responsible for the establishment of several new international operating companies, as well as the company’s international strategy, sales, marketing, and world-wide customer relationships with 17 global offices. He led Raytheon’s engagement with U.S. departments of State, Commerce, and Defense as well as the National Security Council, with responsibility for Raytheon’s international revenue. He previously was a sector Vice President for Raytheon’s Integrated Defense Systems business. Prior to his employment with Raytheon, Mr. Vecchiolla was a Vice President with Commerce One, a leading
e-government
solutions provider.
During his public sector career, Mr. Vecchiolla served as the National Security and Military Affairs advisor for Senator Olympia Snowe, who held prominent roles on the Senate Armed Services, Commerce and Budget committees. In addition, he was a Brookings Institute Legislative Fellow on the staff of then Senator William S. Cohen, with responsibilities on national defense issues.
Mr. Vecchiolla had a distinguished career as a Naval Officer, and retired at the rank of Captain, U.S. Navy, after serving 22 years on active duty. Upon commissioning, Mr. Vecchiolla completed flight training and was designated as a Naval Aviator. During his years of service, he completed multiple operational assignments into the western Pacific, Indian Ocean and the Arabian Gulf and was Commanding Officer of a squadron in San Diego, CA. He held multiple roles in several assignments in the Pentagon and is certified as a Department of Defense Acquisition Professional.
Mr. Vecchiolla holds a Bachelor of Science from the U.S. Naval Academy and a Master of Science from the University of Southern California. He maintains his certifications as a general aviation pilot and is a “
Wash100
” award recipient.

Michael C. Ruettgers (Lead Independent Director)
Michael C. Ruettgers has served as our lead independent director since September 2021. Mr. Ruettgers has over 30 years of experience as a senior leader and board member for leading public and private technology companies. Mr. Ruettgers is the former Chairman and Special Advisor for EMC Corporation (“
EMC
”). EMC was one of the world leaders in products, services, and solutions for information storage and management. He joined EMC in 1988, and served as CEO from 1992 until January 2001, leading the company in a decade-long trajectory of accelerating profitable growth. During his tenure, EMC’s revenues grew from approximately $385 million in 1992 to approximately $8.8 billion in 2000 and he was named one of the “World’s Top 25 Executives” by BusinessWeek, one of the “Best CEOs in America” by Worth Magazine, and one of the “25 Most Powerful People in Networking” by Network World.
Mr. Ruettgers has been a frequent speaker at events globally, including the World Economic Forum, Harvard University Nieman Fellows seminars, the Park Distinguished Lecture at Cornell’s Johnson Graduate School of Management, and major IT industry conferences. He spent much of his early career with the Raytheon Company, where he played a key role in the Patriot Missile Program. In November 2002, Mr. Ruettgers was inducted into the CRN Industry Hall of Fame, joining a select group of the innovators, entrepreneurs, and leaders who have helped shape and expand the global IT industry. He is an active and former board member for several organizations, including the Raytheon Company, Keane, Inc., Perkin-Elmer, Inc., Gigamon Inc., Forcepoint, Crosscom, Wolfson Microelectronics, Virsec Systems Inc., Lumicell, Inc. and The Orvis Company, Inc. He is also a member of WGBH Boston’s public broadcasting scientific advisor board, serves as a director of the New England Chapter of National Association of Corporate Directors, and is an advisor to Boston’s Museum of Fine Arts. Mr. Ruettgers holds a Bachelor of Science from Idaho State University and a Master of Business Administration from Harvard Business School.
Admiral William J. Fallon (Independent Director)
Admiral William J. Fallon has served as an independent director on our board of directors since September 2021. Admiral Fallon retired from the U.S. Navy in 2008 after a distinguished
40-year
career of military and strategic leadership. He has led U.S. and allied forces in eight separate commands and played a leadership role in military and diplomatic matters at the highest levels of the U.S. government.
As head of U.S. Central Command, Admiral Fallon directed all U.S. military operations in the Middle East, Central Asia and the Horn of Africa, focusing on combat efforts in Iraq and Afghanistan. He led the U.S. Pacific Command for two years, directing political-military activities in the Asia-Pacific region. His achievements include a resumption of military engagement with China, new outreach to India, a new agreement on a strategic framework with Japan, and humanitarian assistance to the victims of the 2004 Tsunami in Southeast Asia. He also served as the Presidential Envoy to Japan, handling bi-lateral
relations after the collision of a U.S. submarine and a Japanese fishing vessel.
On September 11, 2001, Admiral Fallon was serving in the Pentagon as Vice Chief of the Navy. He personally directed the recovery of the Navy staff in the wake of the attack and led in the planning of the retaliatory attacks on Al Qaeda and Taliban forces in Afghanistan. He later commanded the U.S. Atlantic Fleet and U.S. Fleet Forces Command, with responsibility for the readiness of U.S. Naval forces worldwide.
Admiral Fallon began his Navy career as a combat aviator flying from an aircraft carrier during the Vietnam War and participated in many vital U.S. military operations during the Cold War. He led a Carrier Air Wing in combat during the Gulf War of 1991, and commanded a Navy Battle Group and the U.S. 6th Fleet Battle Force during NATO military operations in Bosnia.
Admiral Fallon was a Robert E. Wilhelm Fellow at the Massachusetts Institute of Technology, Center for International Studies. He serves on the Global Affairs Advisory Board of Occidental College and the Advisory Board of the Institute for the Study of Diplomacy at Georgetown University. He is a graduate of Villanova University, the U.S. Naval War College, the National War College, and has a Master of Arts in International Studies from Old Dominion University.

Admiral Fallon is Vice Chairman of the Board of GoSecure, a company in the cyber security business, serves on the board of FastData.io, is a partner in Tilwell Petroleum, LLC, and Global Alliance Advisors, LLC, a Washington based consulting group, is an advisor to several other businesses and is a Senior Fellow at the Center for Naval Analyses. He has been a member of an Experts Panel to the Congressional Commission on the Strategic Posture of the U.S. and served as
Co-Chair
of the Center for Strategic and International Studies Commission on Smart Global Health Policy and
Co-Chair
of the National Association of Corporate Directors 2009 Blue Ribbon Commission on Risk Management. He is a member of the Council on Foreign Relations and the Board of the American Security Project.
Jeanne C. Tisinger (Independent Director)
Jeanne C. Tisinger has served as an independent director on our board of directors since September 2021. Ms. Tisinger has extensive experience delivering the enabling technology and business services for the Central Intelligence Agency’s (“
CIA
”) global operations. As former Deputy Director of CIA for Support (“
DDS
”) she reported to the Director of the CIA and was responsible for cyber/personnel/physical security, infrastructure, finance, supply chain management, real estate acquisition and management, medical, human resources, and associated information technology.
Prior to her role as DDS, Ms. Tisinger served as CIA’s Chief Information Officer, where she held worldwide responsibility for Enterprise Information Technology strategy, architecture development, infrastructure operations, software development, and service delivery. She drove enhancements to the CIA’s resiliency posture and significantly advanced inter- and intra-agency collaboration capabilities. She constructed and executed the CIA’s acquisition strategy for commercial cloud services, resulting in the partnership with Amazon to provide an Amazon Web Services cloud for the Top Security Intelligence Community (“
IC
”) Marketplace, while concurrently enhancing the IC’s cyber security posture.
Ms. Tisinger is currently a senior advisor for Mastercard’s executive leadership team. She also serves as a consultant on technology strategy, cyber defense, shared services and workforce inclusion for a variety of clients including financial services, technology solutions providers, energy, and national defense.
In addition, Ms. Tisinger serves as an independent director for Midwest Reliability Organization, which is an organization that oversees the mitigation of risks to the safety and security of North America’s bulk-power system, and for Satelles, Inc., which is a secure and resilient position, navigation and timing service that compliments and backs up the global positioning system operated by the U.S. Department of Defense. Ms. Tisinger also serves as an independent director of Northwest Federal Credit Union, a $4.2 billion cooperative association. Additionally, she is a member of Peraton’s Federal Advisory Board, a member of the board of advisors of Virginia Tech’s Hume Center for National Security and Technology and a member of the board of directors of the CIA Officers’ Memorial Foundation, which benefits the survivors of fallen CIA officers.
Ms. Tisinger was the recipient of the Presidential Meritorious Rank Award and the Presidential Distinguished Rank Award (reserved for the top 1% of Federal Senior Executives). Ms. Tisinger was named by Washingtonian magazine as a Top 100 Tech Titan for the National Capital Region, Information Week’s Top 25 Public CIO’s, and FedScoop’s top 10 Most Influential Women in Federal IT.
Number and terms of office of officers and directors
Our board of directors consists of five members. Holders of at least a majority of our founder shares have the exclusive right to elect and remove any of our directors prior to consummation of our initial business combination and the holders of our public shares will not have the right to vote on the election or removal of any director during such time. These provisions of our amended and restated certificate of incorporation that relate to the appointment and removal of directors prior to our initial business combination may only be amended by a resolution passed by holders of at least 90% of the outstanding common stock. Each of our directors holds office for a three-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of at least a majority of the remaining directors of our board (or, prior to our initial business combination, at least a majority of the holders of our founder shares).

Pursuant to the Registration and Stockholder Rights Agreement, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, given the sponsor (and any of its permitted transferees) has held in the aggregate at least 50% of the number of founder shares held by it immediately prior to the closing of the Initial Public Offering.
Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.
Classified board of directors
Our board of directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The term of the initial Class I Directors shall expire at the first annual meeting of the stockholders; the term of the initial Class II Directors shall expire at the second annual meeting of the stockholders; and the term of the initial Class III Directors shall expire at the third annual meeting of the stockholders. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.
Director independence
NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of William Fallon, Michael Ruettgers and Jeanne Tisinger is an “independent director” as defined in NYSE listing standards and applicable SEC rules. Our independent directors conduct regularly scheduled meetings at which only independent directors are present.
Officer and director compensation
None of our officers or directors have received any cash compensation for services rendered to us. Commencing on September 10, 2021 (the date our securities first listed on the NYSE) through the earlier of consummation of our initial business combination and our liquidation, we have the option to pay an affiliate of our sponsor a total of $10,000 per month for administrative support and services. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis any payments that were made to our sponsor, our officers and our directors, and any affiliates thereof. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to consummation of our initial business combination.

After the consummation of our initial business combination, members of the FLAG team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of the Operating Partners. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of the FLAG team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence the FLAG team’s motivation in identifying or selecting a target business but we do not believe that the ability of the FLAG team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Committees of the board of directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger are members of our audit committee. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent under the NYSE listing standards and applicable SEC rules. Michael C. Ruettgers serves as chair of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Michael C. Ruettgers qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee. Such functions will include assisting our board of directors by overseeing the following matters:

•	audits of our financial statements;

•	the integrity of our financial statements;

•	our processes relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm; and

•	the performance of our internal audit function.
Compensation Committee
We have established a compensation committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger serve as members of our compensation committee. Jeanne C. Tisinger serves as chair of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee. Such functions include assisting our board of directors by overseeing the following matters:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and program.
Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee that we have the option to pay to an affiliate of our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger serve as members of our nominating and corporate governance committee. William J. Fallon serves as chair of the nominating and corporate governance committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent.
We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
identifying and screening individuals qualified to serve as directors and recommending to our board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on our board of directors;

•	developing, recommending to our board of directors and reviewing our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of our board of directors, its committees, individual directors and management in our governance; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements for approval by our board of directors where appropriate.

Director Nominations
Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Stockholders are able to review a copy of the Code of Business Conduct and Ethics and charters for each of our committees by accessing our public filings at the SEC’s web site at
www.sec.gov
and on our website at
https://firstlightacquisition.com
/. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form
8-K.
Conflicts of Interest
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business to which they have fiduciary or contractual duties. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Members of the FLAG team, in their other endeavors, may be required to present potential business combinations to third parties, before they present such opportunities to us. In addition, our officers and directors may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. For example, our sponsor and members of the FLAG team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s business	Affiliation
Michael J. Alber	AceInfo/Dovel	Technology Services	SSA Board

William J. Fallon	GoSecure	Cyber Security	Vice Chair of Board
	Fast Data.io	IT/Data	Director
	Sevco Security Inc.	Cyber Security	Advisory Board

Individual	Entity	Entity’s business	Affiliation
	Global Alliance Advisors, LLC	International Consulting	Principal
	Tilwell Petroleum, LLC	Aviation Fuels	Partner
	William J. Fallon & Assoc., LLC	Consulting	Founder
	Ten Eleven Ventures	Venture Capital	Advisory Board
	American Security Project	Public Policy Think Tank	Director
	Naval Historical Foundation Lawrence	Naval History	Chairman of Board
	Livermore National Lab Georgetown University	Research and Development	Advisory Board
	Institute for the Study of Diplomacy Walsh School of Foreign Service	Education	Advisory Board
	Occidental College	Education	Advisory Board

Michael C. Ruettgers	Virsec	Cyber security	Director
	Lumicell Inc.	Healthcare	Director
	The Orvis Company, Inc.	Retail	Director
	Idaho State University	Education	Business school leadership council member
	WGBH Boston’s Public Broadcasting	Education	Scientific Advisory Board
	New England Chapter of National Association of Corporate Directors	Nonprofit	Director
	Boston’s Museum of Fine Arts	Art	Advisor

Jeanne C. Tisinger	JCT Consulting	Technology Services and Program Management Consulting	President and Founder
	Midwest Reliability Organization	Oversight of North America’s Bulk Power System	Independent Director
	Satelles	Communications Technology Services	Independent Director
	Mastercard	Payment Card Technology	Advisor
	Northwest Federal Credit Union	Financial Services	Independent Director
	Peraton	Technology Services and Program Management	Member of Federal Advisory Board
	CIA Officers’ Memorial Foundation	Charity to benefit survivors of fallen officers	Chairman, CEO and President
	Hume Center for National Security and Technology	Education	Advisory Board
	CS Acquisition Corp	SPAC	Independent Director
	Data Stream	Cyber Insurance	Chairman of Board
Thomas A. Vecchiolla	Artisan Consulting, LLC	Consulting/Aircraft lease	Founder
	Gencor Industries, Inc.	Manufacturer	Director

William J. Weber	WJW Advisors, LLC	Management Consulting	Managing Principal
	Buchanan Edwards	Technology Services and Program Management Services	Independent Director
	Americas Warrior Partnership	Veterans Services	Independent Director
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time between our operations and our search for a business combination and their other businesses. We do not have and do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers and directors are engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Members of the FLAG team may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our sponsor, officers, directors and Metric have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify (A) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions)or (B) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial
business combination activity and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination and to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate our initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions) (although with respect to any public shares they hold they will be entitled to redemption rights in connection with the consummation of our initial business combination or liquidating distributions from the Trust Account if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares generally will not be transferable, assignable by our initial stockholders until the earliest of (A) one year after the consummation of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination; and (C) subsequent to our initial business combination, the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or Metric or their respective permitted transferees until 30 days after the consummation of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement in connection with our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or a designee or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an initial business combination or to extend the period of time to consummate an initial business combination beyond 12 months.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.
Accordingly, if any of the above executive officers, or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or the FLAG team. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the initial business combination. Our sponsor, officers, directors and Metric have agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. The anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. Permitted transferees of the founder shares held by our sponsor, officers, directors, Metric or the anchor investors would be subject to the same restrictions applicable to our sponsor, officers, directors, Metric or the anchor investors, respectively.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We hold a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we complete an initial business combination.
Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Item 11. Executive Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. We have the option to pay monthly recurring expenses of $10,000 to our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 18 months, our sponsor will be paid a total of $180,000 for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket
expenses.
Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.
After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.
We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
We have no compensation plans under which equity securities are authorized for issuance.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

Name and address of beneficial owner(1)	Number of shares beneficially owned	Percentage of shares of common stock outstanding
First Light Acquisition Group, LLC (our sponsor)(2)(3)	4,605,750	16.7%
Highbridge Capital Management, LLC(4)	1,458,469	6.3%
Polar Asset Management Partners Inc.(5)	1,980,000	8.6%
Woodline Partners LP(6)	1,980,000	8.6%
Driehaus Capital Management LLC(7)	1,500,000	6.5%
Beryl Capital Management LLC(8)	1,159,998	5.0%
Apollo Management(9)	1,980,000	8.6%
683 Capital Management, LLC(10)	1,275,758	5.5%
William J. Weber(2)(11)	4,605,750	16.7%
Michael J. Alber(11)	—	—
William J. Fallon(11)	—	—
Michael C. Ruettgers(11)	—	—
Jeanne C. Tisinger(11)	—	—
Thomas A. Vecchiolla(11)	—	—
All directors and officers as a group (6 individuals)(2)	4,605,750	16.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o First Light Acquisition Group, Inc., 11110 Sunset Hills Road #2278 Reston, VA 29190
(2)
Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment.

(3)
Represents founder shares directly held by our sponsor. William J. Weber is the sole member of FLAG Sponsor Manager, LLC, the manager of our sponsor. Based upon the relationships among our sponsor, the sponsor’s manager and Mr. Weber, including pursuant to the sponsor’s organizational documents, each of the sponsor’s manager and Mr. Weber may be deemed to beneficially own securities held by the sponsor. Each of the sponsor, the sponsor’s manager and Mr. Weber disclaims beneficial ownership of any such securities, except to the extent of their respective pecuniary interests.

(4)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Highbridge Capital Management, LLC on February 2, 2022. The address for the foregoing reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Polar Asset Management Partners Inc. on February 8, 2022. The address for the foregoing reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Woodline Partners LP on February 11, 2022. The address for the foregoing reporting person is 4 Embarcadero Center, Suite 3450, San Francisco, CA 94111.

(7)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Driehaus Capital Management LLC on February 14, 2022. The address for the foregoing reporting person is 25 East Erie Street, Chicago, IL 60611.

(8)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Beryl Capital Management LP and David A. Witkin on February 14, 2022. The address for the foregoing reporting persons is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(9)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed on September 24, 2021 by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo
A-N
Credit Fund (Delaware), L.P.
(“A-N
Credit”); (x) Apollo
A-N
Credit Management, LLC
(“A-N
Credit Management”); (xi) Apollo SPAC Fund I, L.P. (“SPAC Fund I”); (xii) Apollo SPAC Management I, L.P. (“SPAC Management I”); (xiii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”); (xiv) Apollo Capital Management, L.P. (“Capital Management”); (xv) Apollo Capital Management GP, LLC (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P. (“Management Holdings”); and (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”). The principal office of each of Atlas, PPF Credit Strategies,
A-N
Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman,
KY-9008,
Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings,
A-N
Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(10)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman on October 26, 2021. The address for the foregoing reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(11)	Such individual has an indirect economic interest in the company’s securities through ownership of membership interests of a series of the sponsor, but does not beneficially own such shares.
Restrictions on transfers of founder shares and private placement warrants
The founder shares, private placement warrants and any shares of our Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to agreements entered into by our sponsor, directors, officers, Metric and us, and the investment agreements entered into by each of the anchor investors. These agreements provide that the founder shares may not be transferred, assigned or sold until the earliest of (A) one year after the consummation of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination; and (C) subsequent to our initial business combination, the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property, except with respect to certain permitted transfers described below.
The letter agreements between our sponsor, directors, officers, Metric and us provide that the private placement warrants (including the shares of our Class A common stock issued or issuable upon exercise of the private placement warrants) may not be transferred, assigned or sold until 30 days following the consummation of our initial business combination, except with respect to certain permitted transfers described below.

Permitted transfers consist of: (a) transfers to our officers, directors or employees, any affiliates or family members of any of our officers, directors or employees, any members or employees of any series of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, transfers by gift to members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, transfers by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, transfers pursuant to a qualified domestic relations order; (e) transfers by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of our initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the case of Metric, transfers to any affiliate of Metric; (g) transfers to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the consummation of our initial business combination; (i) transfers by virtue of the laws of the State of Delaware or the sponsor’s limited liability company agreement upon dissolution of the sponsor or any series thereof; (j) in the case of an anchor investor, to any affiliate of the anchor investor and (k) in the event of our liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the holders of our public shares having the right to exchange their shares of our Class A common stock for cash, securities or other property subsequent to the consummation of our initial business combination; provided, however, that in the case of clauses (a) through (f) and clauses (i) and (j), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements, the Warrant Agreement or the investment agreements, and deliver such written agreement to us prior to or concurrently with the applicable transfer.
Permitted transferees of our sponsor, directors, officers and Metric are subject to the same written agreements as our sponsor, directors, officers and Metric including, among others, with respect to (i) voting any founder shares and shares of our Class A common stock owned by them in favor of the initial business combination, (ii) agreeing to not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of public shares if we do not complete an initial business combination by September 14, 2022 (or by March 14, 2023 if we were to exercise the two three-month extensions)or any other provision thereof relating to stockholders’ rights or pre-initial
business combination activity and (iii) waiving their redemption rights and rights to liquidating distributions. Permitted transferees of the anchor investors are subject to the same written agreements as the anchor investors including, among others, the agreement to vote any founder shares owned by them in favor of our initial business combination.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares and Private Placement Warrants
In April 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor and Metric for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Prior to the Initial Public Offering, an aggregate of 1,452,654 founder shares were purchased by our anchor investors from our sponsor and Metric at approximately $0.004 per share (which is our sponsor’s and Metric’s cost for acquiring such shares). The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor and Metric (which is not an affiliate of our sponsor) purchased an additional 3,397,155 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of the Initial Public Offering for gross proceeds of $5,095,733. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (and shares of our Class A common stock issued or issuable upon exercise thereof) may not be transferred, assigned or sold by the holder until 30 days after the consummation of our initial business combination, except with respect to certain permitted transfers described above under “
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Restrictions on transfers of founder shares and private placement warrants
”. The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor, Metric or their respective permitted transferees, (i) they will not be redeemable by us, except as otherwise set forth herein, (ii) they (and the shares of our Class A common stock issued or issuable upon exercise of these warrants) may not be transferred, assigned or sold by our sponsor or Metric until 30 days after the consummation of our initial business combination, except with respect to certain permitted transfers described above under “
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Restrictions on transfers of founder shares and private placement warrants,
” (iii) they may be exercised by the holders on a cashless basis and (iv) with respect to private placement warrants held by Metric, they will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).
Certain anchor investors (none of whom are affiliated with our sponsor, officers or directors or Metric), purchased an aggregate of approximately $230,000,000 of units in the Initial Public Offering at the public offering price. No anchor investor purchased more than 9.9% of the units offered in the Initial Public Offering. Our sponsor and Metric have entered into an investment agreement with each of the anchor investors pursuant to which such anchor investors have purchased in the aggregate 1,452,654 founder shares from our sponsor and Metric at approximately $0.004 per share (which is our sponsor’s and Metric’s cost for acquiring such shares).
There is no limitation on the number of our units, shares of Class A common stock or warrants that the anchor investors may purchase after the Initial Public Offering. The anchor investors are not required to (i) hold any units, shares of Class A common stock or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem any public shares they hold at the time of our initial business combination. The anchor investors as a group could have substantial control over us and be able to exercise significant influence over all matters requiring stockholder approval. Each anchor investor has agreed to vote all of the founder shares it owns in favor of an initial business combination and has also agreed not to redeem any founder shares it owns. With respect to the common stock underlying the units they purchased in the Initial Public Offering, the anchor investors have the same rights to the funds held in the Trust Account as the rights afforded to our other public stockholders. In addition, the units (including the underlying securities) the anchor investors purchased in the Initial Public Offering are not subject to any agreements restricting their transfer.
In the event that the anchor investors retain the public shares comprising the units purchased in the Initial Public Offering until the time of any stockholder vote on our initial business combination and vote those public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because the anchor investors are not obligated to continue owning any public shares and are not obligated to vote any such shares in favor of our initial business combination, we cannot assure stockholders that any of these anchor investors will be holders of the public shares at the time of any stockholder vote on our initial business combination, and, if they are holders of the public shares, we cannot assure stockholders as to how such anchor investors will vote on our initial business combination if any such stockholder vote occurs.
Although no assurance can be given as to the manner in which the anchor investors will vote any public shares they hold in the event of such stockholder vote, the anchor investors’ ownership of the founder shares provides an incentive for them to vote their public shares, if any, in favor of our initial business combination.
With respect to the common stock underlying the units purchased in the Initial Public Offering, the anchor investors have the same rights to the funds held in the Trust Account as the rights afforded to our public stockholders. In addition, the units (including the underlying securities) the anchor investors purchased in the Initial Public Offering are not subject to any agreements restricting their transfer.
Forward Purchase Agreement
We have entered into a forward purchase agreement, pursuant to which Franklin has agreed to purchase 5,000,000 shares of our Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of our Class A common stock and one-half
of one warrant. The purchases of the forward purchase shares and forward purchase warrants are expected to take place, if at all, in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of our initial business combination. The obligations under the forward purchase agreement do not depend on whether any shares of our Class A common stock are redeemed by our public stockholders. Franklin’s obligations to purchase the forward purchase securities are conditioned on receiving a written summary of the material terms of, and other readily available information relating to, the business combination, including information about the target company in such business combination. Upon receiving such information, Franklin will determine, in its sole discretion, whether it wishes to consummate the purchase of the forward purchase securities pursuant to the forward purchase agreement. Subject to certain conditions set forth in the forward purchase agreement, Franklin may transfer the rights and obligations under the forward purchase agreement, in whole or in part, to the forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of Franklin under the forward purchase agreement.
The proceeds from the sale of the forward purchase securities will not be deposited into our Trust Account. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, for expenses in connection with our initial business combination or for working capital in the post-transaction company. See “
Forward Purchase Shares
” in the “
Description of Registrant’s Securities,
” which is filed as Exhibit 4.5 to this Annual Report.
Registration Rights
The holders of the founder shares (including anchor investors), the private placement warrants, and any warrants that may be issued upon conversion of loans extended to us (and any shares of our Class A common stock issued or issuable upon the conversion of such founder shares or exercise of such warrants) will be entitled to registration rights pursuant to a Registration and Stockholder Rights Agreement incorporated by reference as an exhibit to this Annual Report requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A common stock). On and after the date we consummate our initial business combination, the holders of at least a majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period, as described more fully in “Registration and Stockholder Rights” in the “
Description of Registrant’s Securities
,” which is filed as Exhibit 4.5 to this Annual Report. Notwithstanding the foregoing, the registration rights relating to the founder shares and the private placement warrants held by Metric shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that Metric may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the commencement of sales of the Initial Public Offering and may not exercise its demand right on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.
As more fully discussed herein in “
Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest
” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Administrative Support
Commencing on September 10, 2021 (the date that our securities were first listed on the NYSE), we have paid an affiliate of our sponsor a total of $10,000 per month for administrative support and services. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

Relationship with Guggenheim and Metric
Guggenheim Securities, LLC is an affiliate of Metric. Guggenheim Securities, LLC currently has an indirect economic interest in approximately 3.66% of our common stock and an indirect economic interest in 813,822 of our private placement warrants. Notwithstanding these economic interests, Guggenheim Securities, LLC currently represents, and in the future will represent, other blank check companies and clients that may compete with us for business combination opportunities, as well as clients that may be potential transaction counterparties of ours, and Guggenheim Securities, LLC may have contractual or other obligations to such other entities. Accordingly, Guggenheim Securities, LLC may be obligated to or may choose to present a business combination opportunity to another entity rather than to us. Unless and until Guggenheim Securities, LLC is retained to source initial business combinations for us, Guggenheim Securities, LLC is not obligated to do so. Although Guggenheim Securities, LLC may provide us with business combination opportunities, those opportunities will not be exclusive to us, and Guggenheim Securities, LLC may provide such opportunities to other companies as well.
Metric has committed capital to us and will suffer the loss of that capital if we do not consummate our initial business combination within the prescribed time. Notwithstanding the commitment of capital to us and the resulting economic incentives, Metric owes no fiduciary, contractual or other duties to promote the success of our launch, including as to the provision of additional capital required to identify, diligence and consummate our initial business combination, and accordingly, Metric and its affiliates may engage in activities that may conflict with stockholder interests. Among other activities, Metric and its affiliates have invested in, sponsored and formed, and may invest in, sponsor or form, other special purpose acquisition companies similar to ours and have pursued and may pursue other business or investment ventures at any time, including businesses or investment ventures that may compete with us for initial business combination opportunities.
Promissory Note
Our sponsor loaned us $188,804 to pay for a portion of the expenses of the Initial Public Offering. These loans were repaid at the closing of the Initial Public Offering out of the $1,735,000 of offering proceeds that were allocated to the payment of offering expenses.
Related Party Loans
In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or any of our officers and directors may, but are not obligated to, loan us funds as may be required. Further, if our sponsor elects to extend the period of time to consummate our initial business combination beyond 18 months, our sponsor (or its affiliates or designees) may be required to deposit additional funds into the Trust Account in the form of a loan to us, as described under the heading “
Item 1. Business—Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
” above. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $4,600,000 of such loans that may be extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may be, may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or designees or our directors or officers as we do not believe third parties will be willing to loan such funds and waive any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of the FLAG team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Licensing Arrangement
In connection with the Initial Public Offering, the manager of our sponsor, FLAG Sponsor Manager, LLC (the “
Sponsor Manager
”), entered into a licensing arrangement with our company and our sponsor to allow each of them limited rights to use the name “First Light Acquisition Group,” which the Sponsor Manager owns. The licensing arrangement provides for such license on a non-exclusive
and royalty-free basis, directly to each of our company and our sponsor, and contains customary quality control provisions.
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
We have adopted a Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The Code of Business Conduct and Ethics can be found on the investor relations section of our website.
In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. The audit committee charter can be found on the investor relations section of our website.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the consummation of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of $10,000 per month for administrative support and services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing our initial business combination; and

•
repayment of loans which may be made by our sponsor, its affiliates or designees or any of our directors or officers, as the case may be, to finance transaction costs in connection with our initial business combination or to extend the period of time to consummate our initial business combination beyond the 12 months from the time of the Initial Public Offering. Up to $4,600,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period; except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis any payments that were made to our sponsor, officers or directors, or our or their affiliates.
Item 14. Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to BDO USA LLP, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from March 24, 2021 (inception) through December 31, 2021 totaled $135,617. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the period from March 24, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay BDO for tax planning and tax advice for the period from March 24, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay BDO for other services for the period from March 24, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.3	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

4.5*	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.2	Registration and Stockholder Rights Agreement, dated September 9, 2021, among the Company, the sponsor, Metric and other parties thereto (1)

10.3	Private Placement Warrants Purchase Agreement, dated September 9, 2021, among the Company, the sponsor and Metric (1)

10.4	Administrative Services Agreement, dated September 9, 2021, between the Company and the sponsor (1)

10.5	Letter Agreement, dated September 9, 2021, among the Company, William J. Weber, the sponsor and Metric (1)

10.6	Letter Agreement, dated September 9, 2021, among the Company, Michael J. Alber, the sponsor and Metric (1)

10.7	Letter Agreement, dated September 9, 2021, among the Company, Thomas A. Vecchiolla, the sponsor and Metric (1)

10.8	Letter Agreement, dated September 9, 2021, among the Company, Michael C. Ruettgers, the sponsor and Metric (1)

10.9	Letter Agreement, dated September 9, 2021, among the Company, William J. Fallon, the sponsor and Metric (1)

10.10	Letter Agreement, dated September 9, 2021, among the Company, Jeanne C. Tisinger, the sponsor and Metric (1)

10.11	Letter Agreement, dated September 9, 2021, between the sponsor and Metric(1)

10.12	Indemnity Agreement, dated September 9, 2021, between the Company and William J. Weber (1)

10.13	Indemnity Agreement, dated September 9, 2021, between the Company and Michael J. Alber (1)

10.14	Indemnity Agreement, dated September 9, 2021, between the Company and Thomas A. Vecchiolla (1)

10.15	Indemnity Agreement, dated September 9, 2021, between the Company and Michael C. Ruettgers (1)

10.16	Indemnity Agreement, dated September 9, 2021, between the Company and William J. Fallon (1)

10.17	Indemnity Agreement, dated September 9, 2021, between the Company and Jeanne C. Tisinger (1)

10.18	Amended and Restated Forward Purchase Agreement, dated August 20, 2021, between the Company and Franklin Strategic Series—Franklin Small Cap Growth Fund (2)

10.19	Promissory Note, dated March 29, 2021, between the Company and the sponsor (2)

10.20	Form of Investment Agreement, by and among the Company, the sponsor, Metric and the Anchor Investors (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this report.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021 and as thereafter amended on September 7, 2021.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 30th day of March, 2022.

FIRST LIGHT ACQUISITION GROUP, INC.

By:	/s/ William J. Weber
Name:	William J. Weber
Title:	Chief Executive Officer, President and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ William J. Weber	Chief Executive Officer, President and Chairman	March 30, 2022
William J. Weber	(Principal Executive Officer)

/s/ Michael J. Alber	Chief Financial Officer	March 30, 2022
Michael J. Alber	(Principal Financial and Accounting Officer)

/s/ Thomas Vecchiolla	Director	March 30, 2022
Thomas Vecchiolla

/s/ Michael C. Ruettgers	Director	March 30, 2022
Michael C. Ruettgers

/s/ William J. Fallon	Director	March 30, 2022
William J. Fallon

/s/ Jeanne C. Tisinger	Director	March 30, 2022
Jeanne C. Tisinger

FIRST LIGHT ACQUISITION GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
First Light Acquisition Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of First Light Acquisition Group, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit, and cash flows for the period from March 24, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 24, 2021 (inception) through December 31, 2021
,
in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
McLean, Virginia
March
30
, 2022

FIRST LIGHT ACQUISITION GROUP, INC.
BALANCE SHEET

December 31, 2021
ASSETS
Current assets:
Cash	$1,062,653
Prepaid expenses – current	420,908

Total Current Assets	1,483,561
Marketable securities held in Trust Account	230,004,784
Prepaid expenses – non-current	280,944

TOTAL ASSETS	$231,769,289

LIABILITIES , COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	347,146
Accounts payable	63,839

Total Current Liabilities	410,985

Non-current liabilities:
Warrant liability	7,469,150
Forward purchase units liability	521,184
Deferred underwriting fee payable	8,050,000

Total Non-current Liabilities	16,040,334

TOTAL LIABILITIES	16,451,319

Commitments and Contingencies
Class A common stock subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value	230,004,784
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(14,687,389)

Total Stockholders’ Deficit	(14,686,814)

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,769,289

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENT OF OPERATIONS

For the period From March 24, 2021 (Inception) Through December 31, 2021
Operating costs	$1,781,700

Loss from operations	$(1,781,700)
Other income (expense):
Unrealized gain on marketable securities held in Trust Account	3,115
Interest income	1,669
Change in fair value of warrant liability	5,653,850
Change in fair value of forward purchase units	(490,184)

Other income, net	5,168,450

Net Income	$3,386,750
Weighted average shares outstanding of redeemable Class A common stock	8,890,071
Basic and diluted net income per share, redeemable Class A common stock	$1.03
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000
Basic and diluted net loss per share, non-redeemable Class B common stock	$(1.00)
The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENT OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO
POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

	Class A common stock Subject to possible Redemption		Class B common stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 24, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,605,750	461	19,564	—	20,025
Issuance of Class B common stock to Metric			1,144,250	114	4,861		4,975
Issuance of Class A common stock	23,000,000	198,363,610	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	—	—	2,081,733	—	2,081,733
Forward purchase units liability	—	—	—	—	(31,000)	—	(31,000)
Excess fair value of anchor investor shares over purchase price	—	—	—	—	11,491,877	—	11,491,877
Accretion of Class A common stock to redemption value	—	31,636,390	—	—	(13,567,035)	(18,069,355)	(31,636,390)
Remeasurement of Class A common stock to redemption value	—	4,784	—	—	—	(4,784)	(4,784)
Net income	—	—	—	—	—	3,386,750	3,386,750

Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENT OF CASH FLOWS

For the period from March 24, 2021 (Inception) through December 31, 2021
Cash Flows Used in Operating Activities :
Net income	$3,386,750
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(3,115)
Interest income	(1,669)
Change in fair value of warrant liability	(5,653,850)
Change in fair value of forward purchase liability	490,184
Allocation of deferred offering cost for warrant liability	989,674
Changes in operating assets and liabilities:
Prepaid expenses	(701,852)
Accrued expenses	347,146
Accounts payable	63,839

Net cash used in operating activities	(1,082,893)
Cash Flows from Investing Activities
Investment of cash in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor and Metric	25,000
Proceeds from sale of Units, net of underwriting discounts paid	227,664,942
Proceeds from the sale of Private Placement Warrants	5,095,733
Proceeds from promissory note – related party	188,804
Repayment of promissory note – related party	(188,804)
Payment of d eferred offering costs	(640,129)

Net cash provided by financing activities	232,145,546

Net Change in Cash	1,062,653
Cash – Beginning of period	—

Cash – End of period	$1,062,653

Supplemental Non-Cash Investing and Financing Activities:
Initial measurement of Class A common stock subject to possible redemption	$198,363,610
Accretion of Class A common stock subject to possible redemption	$31,641,174
Initial fair value of public warrant liability	$10,109,000
Initial fair value of private warrant liability	$3,014,000
Initial fair value of forward purchase units liability	$31,000
Deferred underwriting fee payable	$8,050,000
The accompanying notes are an integral part of the financial statements.

NOTE 1 —  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
First Light Acquisition Group, Inc. (the “Company”) is a blank check company formed in Delaware on March 24, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and costs in pursuit of identifying a target for the initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on September 9, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated the IPO of 23,000,000 Units at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 3,397,155 Private Placement Warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to certain funds and accounts managed by First Light Acquisition Group, LLC (the “Sponsor”) and Metric Finance Holdings I, LLC (“Metric”) generating proceeds of $5,095,733 from the sale of the Private Placement Warrants.
Following the closing of the IPO on September 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from September 14, 2021 (the “Combination Period”), the closing of the Initial Public Offering.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
As of December 31, 2021, the Company had $1,062,653 in operating cash and working capital of $1,072,576.
The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 —  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes in the reported period. While the significant estimates made by management in the preparation of the financial statements are reasonable, prudent, and evaluated on an ongoing basis, actual results may differ materially from those estimates. The information below outlines several accounting policies applied by the Company in preparing its financial statements that involve complex situations and judgment in the development of significant estimates and assumptions.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had
$
1,062,653
of cash and
no
cash equivalents as of December
31
,
2021
.

Cash Held in Trust Account
Following the closing of the Initial Public Offering on September 14, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,064 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee, $640,129 of actual offering costs, and 11,491,877 of excess fair value of founder shares over the purchase price) were recognized with
$989,674
included in accumulated deficit as an allocation for the Public Warrants, and
$21,527,390 included in additional
paid-in
capital.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for warrants for the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net in the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants. At that time, the portion of the warrant liability related to the ordinary share warrants was reclassified to additional paid-in
capital.

Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are
considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On
Decembe
r 31
, 2021, the Company recorded an accretion of $31,636,390, $13,567,035 of which was recorded in additional paid-in
capital and $18,069,355 was recorded in accumulated deficit. From the period from March 24, 2021 (inception) through December 31, 2021, the Company recorded accretion of $31,641,174 to remeasure Class A common stock subject to possible redemption to redemption value of $230,004,784.
Income Taxes
The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from March 24, 2021 through December 31, 2021.
Net Income (Loss) Per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the period from March 24, 2021 (inception) through December 31, 2021
Net loss from inception to date of initial public offering	$(147,444)
Net income from date of initial public offering to year-end	3,534,194

Total income from inception to date	3,386,750
Accretion of temporary equity to redemption value	(31,641,174)

Net loss including accretion of temporary equity to redemption value	$(28,254,424)

	For the period from
	March 24, 2021 (inception) through
	December 31, 2021
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net loss – inception to date of initial public offering	$—	$(147,444)
Allocation of net income – from date of initial public offering to year-end	2,827,355	706,839

Total income allocated by Class	$2,827,355	$559,395

Less: Accretion allocation based on ownership percentage	(25,312,939)	(6,328,235)
Plus: accretion applicable to Class A redeemable shares	31,641,174	—

Total income (loss) by Class	$9,155,590	$(5,768,840)
Weighted average shares outstanding	8,890,071	5,750,000
Income (loss) per shar e	$1.03	$(1.00)
Related Parties
Parties, which can be a corporation or individual, a
r
e considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the IPO on September 14, 2021 the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one warrant (“Public Warrant”). Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company. As of September 14, 2021, $230,000,000 of the IPO proceeds was held in the Trust Account. In addition, $2,081,180 of cash is not held in the Trust Account and is available for working capital purposes.
Transaction costs of the IPO amounted to $22,517,064 consisting of $2,335,058 of underwriting discount, $8,050,000 of deferred underwriting discount, $640,129 of actual offering costs, and $11,491,877 of excess fair value of founder shares over the purchase price.
NOTE 4 — PRIVATE PLACEMENT
The Company entered into an agreement with the Sponsor and Metric pursuant to which the Sponsor and Metric purchased an aggregate of 3,397,155 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $5,095,733, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On March 24, 2021, the Sponsor and Metric purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
The Sponsor and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 120 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of Class A common stock for cash, securities or other property.
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
The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities was expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Promissory Note — Related Party
In March 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. As of the IPO date, the Company had drawn down $188,804 under the promissory note to pay for offering expenses. The Promissory Note was non-interest bearing
and the full amount outstanding was repaid upon the closing of the IPO. As of December 31, 2021, no amounts are outstanding under the Promissory Note.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor intends to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to have the ability to repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company intends to have the ability to use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.
NOTE 6 — STOCKHOLDERS’ EQUITY
Preferred stock —
 The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A common stock —
 The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 23,000,000 shares of Class A common stock subject to possible redemption.

Class
 B common stock —
 The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, so that such shares will collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.
The shares of Class B common stock (founder shares) will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).
NOTE 7 – WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock for any
20
trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders (referred to as the “Reference Value”) equals or exceeds $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”).

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per
 Class A common stock
 equals or exceeds $10.00.
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant;

•
upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•
if, and only if, the Reference Value (as defined above under “— Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until
30
 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
The Company accounts for the
14,897,155
warrants that were issued in connection with the Initial Public Offering (comprised of the
11,500,000
Public Warrants and the
3,397,155
Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8 — COMMITMENTS
Registration and Shareholder Rights
The holders of the Founder Shares and Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights and shareholder agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriter Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to
3,000,000
additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount, which the underwriter has exercised. The underwriter was entitled to a cash underwriting discount of $
2,335,058
in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of $
0.35
per Unit, or $
8,050,000
in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement
In August 2021, the Company has entered into a forward purchase agreement with Franklin Strategic Series – Franklin Small Cap Growth Fund (the “forward purchase agreement”), a Delaware statutory trust (“Franklin”), whereby Franklin has agreed to purchase (subject to certain conditions set forth therein) 5,000,000 shares of Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-half
of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.
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
The Company accounts for the forward purchase agreement in accordance with the guidance in ASC
815-40
as derivative liability. The liability is subject to
re-measurement
at each balance sheet date, with changes in fair value recognized in the statement of operations.
NOTE 9 – FAIR VALUE MEASUREMENTS
At December 31, 2021, the Company’s warrant liability was valued at $7,469,150. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents fair value information as of December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and forward purchase unit liability are classified within Level 3 of the fair value hierarchy.
The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Forward Purchase Units	Public Warrants	Private Placement Warrants	Total Level 3 Financial Instruments
Derivative warrant liabilities at March 24, 2021 (inception)	$—	$—	$—	$—
Initial fair value at issuance	31,000	10,109,000	3,014,000	13,154,000
Change in fair value	490,184	(4,357,850)	(1,296,000)	(5,163,666)
Transfer of public warrants to Level 1 measurement	—	(5,751,150)	—	(5,751,150)

Level 3 derivative warrant liabilities as of December 31, 2021	$521,184	$—	$1,718,000	$2,239,184

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
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021:

	(Level 1)		(Level 2)		(Level 3)
Assets
Cash and marketable securities held in trust account		$230,004,784		$—	$—
Liabilities
Public Warrants		$5,751,150		$—	$—
Private Placement Warrants		$—		$—	$1,718,000
Forward Purchase Units	$		$		$521,184
The following table presents the changes in the fair value of financial instruments from March 24, 2021 (inception) through December 31, 2021:

	Public Warrants	Private Placement Warrants	Forward Purchase Units
Derivative warrant liabilities as of March 24, 2021 (inception)	$—	$—	$—
Initial fair value at issuance date September 14, 2021	10,109,000	3,014,000	31,000
Change in fair value	(4,357,850)	(1,296,000)	490,184
Derivative warrant liabilities as of December 31, 2021	$5,751,150	$1,718,000	$521,184

Measurement
The Company established the initial fair value for the warrants on September 14, 2021, the date of the consummation of the Company’s IPO. The Company used a lattice model and Monte Carlo simulation model to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one-half
of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at September 14, 2021 and December 31, 2021:

	Private Placement Warrants
	September 14, 2021	December 31, 2021
Input
Ordinary share price	$9.56	$9.81
Exercise price	$11.50	$11.50
Risk-free rate of interest	0.94%	1.32%
Volatility	15.71%	9.88%
Term	6.00	5.69
Warrant to buy one share	$0.8873	$0.5058
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 – exp(-
rt
)) where
r
is the risk-free rate of interest and
t
is the time to acquisition.
The key inputs into the formula were as follows at September 14, 2021 and December 31, 2021:

	Forward Purchase Liability
	September 14, 2021	December 31, 2021
Input
Probability of an acquisition occurring	90.00%	85.00%
Unit price	$10.00	10.10
Risk-free rate of interest	1.00%	0.27%
Time to the acquisition	1.00	0.69
NOTE 10 — INCOME TAX
The Company’s net deferred tax assets at December 31, 2021 is as follows:

December 31, 2021
Capitalized start-up costs	$413,817
Unrealized gains on marketable securities	(802)
Charitable contributions	5,019
Net operating loss carryforward	39,344

Total deferred tax assets	457,378
Valuation allowance	(457,378)

Deferred tax assets	$—

The income tax provision for the period from March 24, 2021 (inception) through December 31, 2021 consists of the following:

December 31, 2021
Current expense (benefit)
Federal	$—
State	—
Deferred expense (benefit)
Federal	(373,152)
State	(84,226)
Change in Valuation Allowance	457,378

Income tax provision	$—

As of December 31, 2021, the Company has federal net operating loss carryforwards of $152,852 that may be carried forward indefinitely. As of December 31, 2021, the Company has gross state NOL carryforwards of $152,852 which begin to expire in 2041.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 24, 2021 (inception) through December 31, 2021, the change in the valuation allowance was
 $457,378.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	(2.49)%
Change in fair value of warrant liabilities	(35.05)%
Change in valuation allowance	13.50%
Change in fair value of forward purchase units	3.04%

Income tax provision	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the audited balance sheet date through
March 30,
2022, the date that the audited financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.