Form 10-Q
period 2022-03-31
First Light Acquisition Group, Inc.
filed 2022-05-11
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of March 31, 2022, there were 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.
QUARTERLY REPORT ON FORM
10-Q
For the Period from January 1, 2022 Through March 31, 2022

		Page
Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statement of Operations for the three months ended March 31, 2022 (unaudited)	2

	Condensed Statement of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three months ended March 31, 2022 (unaudited)	3

	Condensed Statement of Cash Flows for three months ended March 31, 2022 (unaudited)	4

	Notes to Interim Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		20

i

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements
FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$597,522	$1,062,653
Prepaid expenses – current	434,985	420,908

Total Current Assets	1,032,507	1,483,561
Non-current assets
Marketable securities held in Trust Account	230,023,555	230,004,784
Prepaid expenses – non-current	178,988	280,944

Total Non-current Assets	230,202,543	230,285,728

Total Assets	$231,235,050	$231,769,289

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$345,315	$347,146
Accounts payable	41,518	63,839

Total Current Liabilities	386,833	410,985
Non-Current liabilities
Warrant Liability	5,374,850	7,469,150
Forward purchase unit liability	643,204	521,184
Deferred underwriter fee payable	8,050,000	8,050,000

Total Non-current Liabilities	14,068,054	16,040,334

Total Liabilities	14,454,887	16,451,319
Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value	230,023,555	230,004,784
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,243,967)	(14,687,389)

Total Stockholders’ Deficit	(13,243,392)	(14,686,814)

TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,235,050	$231,769,289

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2022 (unaudited)
Operating costs	$528,858

Loss from operations	(528,858)
Other income (expense):
Change in fair value of warrant liability	2,094,300
Change in fair value of forward purchase unit liability	(122,020)
Interest income on marketable securities held in Trust Account	16,505
Unrealized gain on marketable securities held in Trust Account	2,266

Other income, net	1,991,051

Net income	$1,462,193

Weighted average shares outstanding of redeemable Class A common stock	23,000,000

Basic and diluted net income per share, redeemable Class A common stock	$0.05
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000

Basic and diluted net income per share, non-redeemable Class B common stock	$0.05
The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENT OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

	Class A Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Remeasurement of Class A common stock to redemption value	—	18,771	—	—	—	(18,771)	(18,771)
Net income	—	—	—	—	—	1,462,193	1,462,193

Balance – March 31, 2022 (unaudited)	23,000,000	$230,023,555	5,750,000	$575	$—	$(13,243,967)	$(13,243,392)

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2022 (unaudited)

Cash Flows from Operating Activities:
Net income	$1,462,193
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,505)
Unrealized gain on marketable securities held in Trust Account	(2,266)
Change in fair value of warrant liability	(2,094,300)
Change in fair value of forward purchase unit liability	122,020
Changes in operating assets and liabilities:
Prepaid expenses	87,879
Accounts payable	(1,831)
Accrued expenses	(22,321)
Net cash used in operating activities	(465,131)
Net Change in Cash	(465,131)
Cash – Beginning	1,062,653

Cash – Ending	$597,522

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$18,711

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company did not have any activity for the period from March 24, 2021 (inception) through March 31, 2021.
The registration statement for the Company’s Initial Public Offering was declared effective on September 9, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated the IPO of
 23,000,000
Units at $10.00 per Unit, generating gross proceeds of $
230,000,000
, which
 is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 3,397,155 Private Placement Warrants (the “Private Warrants”) at a price of
 $1.50
per Private Warrant in a private placement to certain funds and accounts managed by First Light Acquisition Group, LLC (the “Sponsor”) and Metric Finance Holdings I, LLC (“Metric”) generating proceeds of
 $5,095,733
 from the sale of the Private Placement Warrants.
Following the closing of the IPO on September 14, 2021,
 $
230,000,000
($
10.00
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

Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Going Concern
As of March 31, 2022 and December 31, 2021, the Company had $597,522 and $1,062,653 operating cash, respectively, and working capital of $645,674 and $1,072,576, respectively.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods
Emerging Growth Company
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $597,522 and $1,062,653 of operating cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
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
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, or during any Extension Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. The Company had $230,023,555 and $230,004,784 of cash held in the trust account as of March 31, 2022 and December 31, 2021, respectively.

Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,063 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 8), $640,129 of actual offering costs, and $11,491,876 of excess fair value of Founder Shares) were recognized with $989,674 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $21,527,389 included in additional paid-in
capital.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $18,771 for the three months ended March 31, 2022 and $31,641,174 for the period from March 24, 2021 (inception) through December 31, 2021 to remeasure Class A common stock subject to possible redemption to redemption value of $230,023,555 and $230,004,789 as of March 31, 2022 and December 31, 2021, respectively.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.
Net Income per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

Three Months Ended
March 31, 2022
Net income for the three months ended March 31, 2022	$1,462,193
Accretion of temporary equity to redemption value	(18,771)

Net income including accretion of temporary equity to redemption value	$1,443,422

	Three Months Ended March 31, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net income based on ownership percentage	$1,169,755	$292,439
Less: Allocation of accretion based on ownership percentage	(15,017)	(3,754)
Plus: Accretion applicable to Class A redeemable shares	18,771	—

Total income by Class	$1,173,509	$288,684

Weighted average shares outstanding	23,000,000	5,750,000
Income per share	$0.05	$0.05

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

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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
paid-in
capital.
Related Parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.
Recent Accounting Pronouncements
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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On September 9, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
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

NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
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
Promissory note-related party
In March 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $188,804 under the Note and repaid the outstanding amount in full on September 14, 2021. As of March 31, 2022 and December 31, 2021, the Company does not have any amounts outstanding under the note.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 12 months, the Sponsor (or its affiliates or designees) may loan to the Company additional funds as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). Such Company Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Company Loans but no proceeds held in the Trust Account would be used to repay the Company Loans. As of March 31, 2022 and December 31, 2021, no such Company Loans were outstanding.
Administrative support agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred
stock-The
Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A common stock. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock. The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B common stock issued and outstanding.

The shares of Class B common stock (founder shares) will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis,
20
% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity- linked securities issued, or to be issued, to any seller in a Business Combination).
NOTE 7. WARRANTS
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
30-trading
day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders (referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redeemable Warrants — Public Shareholders’ Warrants — Anti-dilution Adjustments”).

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
$10.00
” described above will be adjusted (to the nearest cent) to be equal to
180%
of the higher of the Market Value and the Newly Issued Price, and the
$10.00

per
share redemption trigger price described above.

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
Underwriter’s agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount, which the underwriter exercised in full on September 14, 2021. The underwriter was paid a cash underwriting discount of $2,335,058 in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $5,374,850 and $7,469,150, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and forward purchase unit liability are classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Forward Purchase	Public	Private Placement	Total Level 3
	Units	Warrants	Warrants	Financial Instruments
Level 3 financial instruments as of December 31, 2021	521,184	—	1,718,000	2,239,184
Change in fair value	122,020	—	(482,000)	(359,980)

Level 3 financial instruments as of March 31, 2022	$643,204	$—	$1,236,000	$1,879,204

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs. (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$230,023,555	$—	$—
Liabilities
Public Warrants	$4,138,850	$—	$—
Private Placement Warrants	$—	$—	$1,236,000
Forward Purchase Units	$—	$—	$643,204

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$230,004,784	$—	$—
Liabilities
Public Warrants	$5,751,150	$—	$—
Private Placement Warrants	$—	$—	$1,718,000
Forward Purchase Units	$—	$—	$521,184

The following table presents the changes in the fair value of financial instruments from December 31, 2021 through March 31, 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units
Derivative warrant liabilities as of December 31, 2021	5,751,150	1,718,000	521,184
Change in fair value	(1,612,300)	(482,000)	122,020

Derivative warrant liabilities as of March 31, 2022	$4,138,850	$1,236,000	$643,204

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at March 31, 2022 and December 31, 2021:

	Private Placement Warrants
	March 31, 2022	December 31, 2021
Input
Ordinary share price	$9.89	$9.81
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.40%	1.32%
Volatility	6.20%	9.88%

Term	5.44	5.69
Warrant to buy one share	$0.36	$0.51
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 –
exp(-rt))
where r is the risk-free rate of interest and t is the time to acquisition.
The key inputs into the formula were as follows at March 31, 2022 and December 31, 2021:

	Forward Purchase Liability
	March 31, 2022	December 31, 2021
Input
Probability of an acquisition	75.00%	85.00%
Unit price	$10.13	$10.10
Risk-free rate of interest	0.94%	0.27%
Time to acquisition	0.44	0.69
NOTE 10. INCOME TAX
During the three months ended March 31, 2022, the Company did not
record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2022 and December 31, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 10, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “First Light Acquisition Group, Inc.,” “our,” “us” or “we” refer to First Light Acquisition Group, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.
Our sponsor is First Light Acquisition Group, LLC (“Sponsor”) and Metric Finance Holdings I, LLC (“Metric”) an affiliate of Guggenheim Securities, LLC. The registration statement for our Initial Public Offering was declared effective on September 9, 2021. On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Class A common stock” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $22,517,063 million, consisting of $2,335,058 underwriter fees, $8,050,000 deferred underwriting commissions, $640,129 of actual offering costs, and $11,491,876 of excess fair value of Founder Shares.
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
Results of Operations
Our entire activity from inception through March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended March 31, 2022, we had net income of approximately $1.5 million, which consisted of $0.5 million in general and administrative expenses and a $0.1 million loss on the change in the fair value of the forward purchase unit liability, offset by a $2.1 million gain on the change in the fair value of warrant liability, interest income and unrealized gain on marketable securities held in the trust account.
Going Concern
As of March 31, 2022, the Company had $597,522 in operating cash and working capital of $645,674.
The Company’s liquidity needs up to September 14, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5 to the unaudited condensed financial statements included herein), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure stockholders that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the
COVID-19
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022 other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.
The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Commitments and Contingencies
Registration Rights
The holders of the Founder Shares (including the anchor investors), Private Placement Warrants (and holders of their component securities, as applicable) and any warrants that may be issued upon conversion of the Company Loans (as defined in the unaudited condensed financial statements included herein) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the registration statement relating to the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). On and after the date the Company consummates an initial Business Combination, the holders of at least a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Class A common stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Net Loss per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable
common stock for the period three months ended March 31, 2022, reflective of the respective participation rights.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Previously Identified Material Weakness
Management previously identified a material weakness in our disclosure controls and procedures as of the end of December 31, 2021.
Remediation Activities
Following the determination of the material weakness, we implemented a remediation plan to enhance our processes for identifying and appropriately applying applicable accounting requirements. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in
Rules 13a-15(f)
and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 14, 2021, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 3,397,155 Private Placement Warrants (the “Private Warrants”) to certain funds and accounts managed by First Light Acquisition Group, LLC, the sponsor of the Company (the “Sponsor”) and Metric Finance Holdings I, LLC (“Metric”), at a price of $1.50 per Private Warrant, generating total gross proceeds of $5,095,733. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
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

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIGHT ACQUISITION GROUP, INC.

Date: May 10, 2022	By:	/s/ William J. Weber
William J. Weber
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)