Form 10-Q
period 2022-06-30
First Light Acquisition Group, Inc.
filed 2022-08-10
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

to

Commission File Number:
001-40789

FIRST LIGHT ACQUISITION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11110 Sunset Hills Road #2278 Reston , VA	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202)
503-9255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A common stock and one-half of one redeemable warrant	FLAGU	New York Stock Exchange
Class A common stock, par value $0.0001 per share	FLAG	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FLAGW	New York Stock Exchange
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
As of August 9, 2022, there were
23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021, and for the period from March 24, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the six months ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for six months ended June 30, 2022 (unaudited) and for the period from March 24, 2021 (inception) through June 30, 2021	4

	Notes to Interim Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets

Cash	$328,843	$1,062,653
Prepaid expenses – current	430,825	420,908

Total Current Assets	759,668	1,483,561
Non-current assets
Marketable securities held in Trust Account	230,183,554	230,004,784
Prepaid expenses – non-current	77,033	280,944

Total Non-current Assets	230,260,587	230,285,728

Total Assets	$231,020,255	$231,769,289

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$345,851	$347,146
Accounts payable	27,810	63,839

Total Current Liabilities	373,661	410,985
Non-Current liabilities
Warrant Liability	1,345,000	7,469,150
Forward purchase unit liability	310,221	521,184
Deferred underwriter fee payable	8,050,000	8,050,000

Total Non-current Liabilities	9,705,221	16,040,334

Total Liabilities	10,078,882	16,451,319
Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and outstanding at redemption value	230,183,554	230,004,784
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,242,756)	(14,687,389)

Total Stockholders’ Deficit	(9,242,181)	(14,686,814)

TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$231,020,255	$231,769,289

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period From March 24, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating costs	$361,622	$83,303	$890,480	$83,303

Loss from operations	(361,622)	(83,303)	(890,480)	(83,303)
Other income:
Change in fair value of warrant liability	4,029,850	—	6,124,150	—
Change in fair value of forward purchase unit liability	332,983	—	210,963	—
Interest income on marketable securities held in Trust Account	159,999	—	176,504	—
Unrealized gain on marketable securities held in Trust Account	—	—	2,266	—

Other income, net	4,522,932	—	6,513,883	—

Net income (loss)	$4,161,210	$(83,303)	$5,623,403	$(83,303)

Weighted average shares outstanding of redeemable Class A common stock	23,000,000	—	23,000,000	—
Basic and diluted net income per share, redeemable Class A common stock	$0.15	$—	$0.20	$—

Weighted average shares outstanding of non-redeemable Class B common stock (1)	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income per share, non-redeemable Class B common stock	$0.14	$(0.02)	$0.19	$(0.02)

(1)
Excludes up to 750,000 Class B common stock for the period from March 24, 2021 (inception) through June 30, 2021 that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on September 14, 2022.

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Remeasurement of Class A common stock to redemption value	—	18,771	—	—	—	(18,771)	(18,771)
Net income	—	—	—	—	—	1,462,193	1,462,193

Balance – March 31, 2022 (unaudited)	23,000,000	$230,023,555	5,750,000	$575	$—	$(13,243,967)	$(13,243,392)
Remeasurement of Class A common stock to redemption value	—	159,999	—	—	—	(159,999)	(159,999)
Net income	—	—	—	—	—	4,161,210	4,161,210

Balance – June 30, 2022 (unaudited)	23,000,000	$230,183,554	5,750,000	$575	$—	$(9,242,756)	$(9,242,181)

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – March 24, 2021 (inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,605,750	461	19,564	—	20,025
Issuance of Class B common stock to Metric (2)			1,144,250	114	4,861	—	4,975
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	—	25,000
Net los s	—	—	—	—	—	(83,303)	(83,303)

Balance – June 30, 2021 (unaudited)	—	—	5,750,000	$575	$24,425	$(83,303)	$(58,303)

(1)
Includes up to 600,750 Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on September 14, 2022.

(2)
Includes up to 149,250 Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The over-allotment option was exercised in full on September 14, 2022.

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022 (unaudited)	For the Period from March 24, 2021 (inception) through June 30, 2021 (unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$5,623,403	$(83,303)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(176,504)	—
Unrealized gain on marketable securities held in Trust Account	(2,266)	—
Change in fair value of warrant liability	(6,124,150)	—
Change in fair value of forward purchase unit liability	(210,963)	—
Changes in operating assets and liabilities:
Prepaid expenses	193,994	(22,500)
Accounts payable	(1,295)	—
Accrued expenses	(36,029)	52,800
Deferred offering costs	—	(65,801)

Net cash used in operating activities	(733,810)	(118,804)
Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	—	188,804
Proceeds from issuance of Class B common stock to Sponsor	—	20,025
Proceeds from issuance of Class B common stock to Metric	—	4,975

Net cash from financing activities	—	213,804
Net Change in Cash	(733,810)	95,000
Cash – Beginning	1,062,653	—

Cash – Ending	$328,843	$95,000

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$178,770	$—
Deferred offering costs included in accrued offering costs	$—	$441,575
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company did not have any activity for the period from March 24, 2021 (inception) through June 30, 2021.
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
Following the closing of the IPO on September 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 12 months (or up to 18 months if we were to exercise the two three-month extensions pursuant to our certificate of incorporation) (the “Combination Period”), the closing of the Initial Public Offering.
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
Going Concern
As of June 30, 2022 and December 31, 2021, the Company had $328,843 and $1,062,653 operating cash, respectively, and working capital of $386,007 and $1,072,576, respectively.
The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $328,843 and $1,062,653 of operating cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
Following the closing of the Initial Public Offering on September 14, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months if we were to exercise the two three-month extensions provided for in our certificate of incorporation) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, or during any Extension Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. The Company had $230,183,554 and $230,004,784 of cash held in the trust account as of June 30, 2022 and December 31, 2021, respectively.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $159,999 and $178,770 for the three and six months ended June 30, 2022, respectively, to remeasure Class A common stock subject to possible redemption to redemption value. Class A common stock subject to possible redemption totaled 230,183,554 and $230,004,789 as of June 30, 2022 and December 31, 2021, respectively.
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

ASC
740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022.
Net Income per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Earnings per share for the three months ended June 30, 2021 and for the period from March 24, 2021 (inception) through June 30, 2021 is calculated by dividing the net loss into the number of Class B common stock issued, as Class B common stock was the only common stock issued in these periods and there was no temporary equity to remeasure.
The following table reflects the calculation of basic and diluted net income per common share for the three months ended June 30, 2022 (in dollars, except per share amounts):

Three Months Ended June 30, 2022
Net income for the three months ended June 30, 2022	$4,161,210
Accretion of temporary equity to redemption value	(159,999)

Net income including accretion of temporary equity to redemption value	$4,001,211

	Three Months Ended June 30, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net income based on ownership percentage	$3,328,968	$832,242
Less: Allocation of accretion based on ownership percentage	(127,999)	(32,000)
Plus: Accretion applicable to Class A redeemable shares	159,999	—

Total income by Class	$3,360,968	$800,242

Weighted average shares outstanding	23,000,000	5,750,000
Income per share	$0.15	$0.14
The following table reflects the calculation of basic and diluted net income per common share for the six months ended June 30, 2022 (in dollars, except per share amounts):

Six Months Ended June 30, 2022
Net income for the six months ended June 30, 2022	$5,623,403
Accretion of temporary equity to redemption value	(178,770)

Net income including accretion of temporary equity to redemption value	$5,444,633

	Six Months Ended June 30, 2022
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net income based on ownership percentage	$4,498,722	$1,124,681
Less: Allocation of accretion based on ownership percentage	(143,016)	(35,754)
Plus: Accretion applicable to Class A redeemable shares	178,770	—

Total income by Class	$4,534,476	$1,088,927

Weighted average shares outstanding	23,000,000	5,750,000
Income per share	$0.20	$0.19
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

Promissory note-related party
In March 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $188,804 under the Note and repaid the outstanding amount in full on September 14, 2021. As of June 30, 2022 and December 31, 2021, the Company does not have any amounts outstanding under the note.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 12 months, the Sponsor (or its affiliates or designees) may loan to the Company additional funds as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). Such Company Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Company Loans but no proceeds held in the Trust Account would be used to repay the Company Loans. As of June 30, 2022 and December 31, 2021, no such Company Loans were outstanding.
Administrative support agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred
stock
.
The
Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class A common stock. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 23,000,000 shares of Class A common stock subject to possible redemption.
Class B common stock. The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 Class B common stock issued and outstanding.
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
NOTE 7. WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business
Combination
.

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

•
if, and only if, the Reference Value (as defined above under “— Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments” in Exhibit 4.5 to our Form
10-K
for the year ended December 31, 2021); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments” in Exhibit 4.5 to our Form
10-K
for the year ended December 31, 2021), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above
.

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
Forward Purchase Agreement
In August 2021, the Company entered into a forward purchase agreement with Franklin Strategic Series – Franklin Small Cap Growth Fund (the “forward purchase agreement”), a Delaware statutory trust (“Franklin”), whereby Franklin has agreed to purchase (subject to certain conditions set forth therein) 5,000,000 shares of Class A common stock plus 2,500,000 forward purchase warrants, exercisable to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-half
of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The obligations under the forward purchase agreement do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.
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
NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $1,345,000 and $7,469,150, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of June 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and forward purchase unit liability are classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Forward Purchase Units	Public Warrants	Private Placement Warrants	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	521,184	—	1,718,000	2,239,184
Change in fair value	122,020	—	(482,000)	(359,980)

Level 3 financial instruments as of March 31, 2022	643,204	—	1,236,000	1,879,204
Change in fair value	(332,983)	—	(926,000)	(1,258,983)
Transfer to Level 2	—	—	(310,000)	(310,000)

Level 3 financial instruments as of June 30, 2022	$310,221	$—	$—	$310,221

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$230,183,554	$—	$—
Liabilities
Public Warrants	$1,035,000	$—	$—
Private Placement Warrants	$—	$310,000	$—
Forward Purchase Units	$—	$—	$310,221

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$230,004,784	$—	$—
Liabilities
Public Warrants	$5,751,150	$—	$—
Private Placement Warrants	$—	$—	$1,718,000
Forward Purchase Units	$—	$—	$521,184
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period ended December 31, 2021, the Public Warrants began trading separately on November 1, 2021 at the option of the holder and thus were transferred from Level 3 to Level 1. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the three months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.
The following table presents the changes in the fair value of financial instruments from December 31, 2021 through June 30, 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units
Derivative warrant liabilities as of December 31, 2021	5,751,150	1,718,000	521,184
Change in fair value	(1,612,300)	(482,000)	122,020

Derivative warrant liabilities as of March 31, 2022	$4,138,850	$1,236,000	$643,204
Change in fair value	(3,103,850)	(926,000)	(332,983)

Derivative warrant liabilities as of June 30, 2022	$1,035,000	$310,000	$310,221

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at June 30, 2022 and December 31, 2021:

	Private Placement Warrants
	June 30, 2022	December 31, 2021
Input
Ordinary share price	$9.94	$9.81
Exercise price	$11.50	$11.50

	Private Placement Warrants
	June 30, 2022	December 31, 2021
Risk-free rate of interest	2.99%	1.32%
Volatility	1.34%	9.88%
Term	5.44	5.69
Warrant to buy one share	$0.09	$0.51
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is determined using the market conversion textbook formula for a forward contract and based upon the exchange closing prices of common stock and the Public Warrants. As the exchange closing price of the Public Warrants implicitly includes a probability of the warrants being worthless in the absence of a Business combination, the observed closing price was grossed up to reflect their value specific to scenarios where a Business Combination is effectuated. The market conversion textbook formula is
V
F
= S
t
– F
0
x
e^[-r
x
(T-t)]
where:

•	V F = Value of forward contract to the long party

•	S t = Asset price at measurement date

•	F 0 = Contractual forward price

•	R = Risk-free rate

•	T-t = Remaining term to expiration
The key inputs into the formula were as follows at June 30, 2022 and December 31, 2021:

	Forward Purchase Liability
	June 30, 2022	December 31, 2021
Input
Implied Unit price	$10.05	$10.10
Contractual forward price	$10.00	$10.00
Risk-free rate of interest	2.32%	0.27%
Remaining term to expiration	0.44	0.69
NOTE 10. INCOME TAX
During the three and six months ended June 30, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review and except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
The Company recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company is required to consummate a business combination from
September 14, 2022
to December 14, 2022 and provide the Board the ability to further extend the date by which the Company has to consummate a business combination up to three additional times for three months each time, for a maximum of 9 additional months if our sponsor pays an amount equal to 1% of the amount then on deposit in the trust account for each three-month extension, which amount shall be deposited in the trust account (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal.

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
Our sponsors are First Light Acquisition Group, LLC (“Sponsor”) and Metric Finance Holdings I, LLC (“Metric”), an affiliate of Guggenheim Securities, LLC. The registration statement for our Initial Public Offering was declared effective on September 9, 2021. On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Class A common stock” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $22,517,063 million, consisting of $2,335,058 underwriter fees, $8,050,000 deferred underwriting commissions, $640,129 of actual offering costs, and $11,491,876 of excess fair value of Founder Shares.
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

Results of Operations
Our entire activity from inception through June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended June 30, 2022, we had net income of approximately $4.2 million, which consisted of $0.4 million in general and administrative expenses, offset by a $4.0 million gain on the change in the fair value of warrant liability, a $0.3 million gain on the change in the fair value of the forward purchase unit liability, and a $0.2 million interest income and unrealized gain on marketable securities held in the trust account.
For the six months ended June 30, 2022, we had net income of approximately $5.6 million, which consisted of $0.9 million in general and administrative expenses, offset by a $6.1 million gain on the change in the fair value of warrant liability, a $0.2 million gain on the change in the fair value of the forward purchase unit liability, and a $0.2 million interest income and unrealized gain on marketable securities held in the trust account.
Going Concern
As of June 30, 2022, the Company had $328,843 in operating cash and working capital of $386,007.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022 other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.
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
Class A common stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable
common stock for the three and six months ended June 30, 2022, reflective of the respective participation rights.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Previously Identified Material Weakness
Management previously identified a material weakness in our disclosure controls and procedures as of December 31, 2021.
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
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form 10-Q for the three months ended June 30, 2022.
There are no assurances that the extension request will enable us to complete a business combination.
We recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend (the “Charter Amendment”) the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from September 14, 2022 to December 14, 2022 (the “Extended Termination Date”) and provide the Board the ability to further extend the date by which the Company has to consummate a business combination up to three additional times for three months each time, for a maximum of 9 additional months if our sponsor pays an amount equal to 1% of the amount then on deposit in the trust account for each three-month extension, which amount shall be deposited in the trust account (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal (the “Adjournment Proposal”). The purpose of the Charter Amendment Proposal and, if necessary, the Adjournment Proposal is to allow the Company more time to complete its initial business combination (the “Transaction”).
The Company’s IPO prospectus and charter provide that the Company has until September 14, 2022 (or March 14, 2023 if we were to exercise two three-month extensions) (the “Current Termination Date”) to complete a business combination. As a result, our board of directors has determined it is in the best interests of the Company and our stockholders to extend the termination date from the Current Termination Date to the Extended Termination Date, provide the Board the ability to further extend the date by which the Company has to consummate a business combination up to three additional times for three months each time following the Extended Termination Date, for a maximum of 9 additional months if our sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, which amount shall be deposited in the Trust Account, and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended to the Extended Termination Date.
Approving the Extension involves a number of risks. Even if the Extension is approved, the Company can provide no assurances that we will identify and complete our initial business combination prior to the Extended Termination Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are (as may be expected) beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

FIRST LIGHT ACQUISITION GROUP, INC.

Date: August 9, 2022	By:	/s/ William J. Weber
William J. Weber
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)