Form 10-Q
period 2022-09-30
First Light Acquisition Group, Inc.
filed 2022-11-14
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November
10
, 2022, there were 4,128,024 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2022, and for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the nine months ended September 30, 2022 and for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for nine months ended September 30, 2022 and for the period from March 24, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Interim Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		27

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets

Cash	$39,944	$1,062,653
Prepaid expenses – current	439,150	420,908

Total Current Assets	479,094	1,483,561
Non-current assets
Marketable securities held in Trust Account	41,679,745	230,004,784
Prepaid expenses – non-current	—	280,944

Total Non-current Assets	41,679,745	230,285,728

Total Assets	$42,158,839	$231,769,289

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$776,565	$347,146
Accounts payable	103,082	63,839
Promissory notes – related parties	460,000	—

Total Current Liabilities	1,339,647	410,985
Non-Current liabilities
Warrant Liability	885,000	7,469,150
Forward purchase unit liability	99,776	521,184
Deferred underwriter fee payable	8,050,000	8,050,000

Total Non-current Liabilities	9,034,776	16,040,334

Total Liabilities	10,374,423	16,451,319
Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and 4,128,024 and 23,000,000 shares outstanding as of September 30, 2022 and December 31, 2021, respectively, at redemption value	41,679,745	230,004,784
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 0 shares issued and outstanding (excluding 4,128,024 and 23,000,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively )	—	—
Class B common stock, $0.0001 par value, 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,895,904)	(14,687,389)

Total Stockholders’ Deficit	(9,895,329)	(14,686,814)

TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$42,158,839	$231,769,289

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From March 24, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating costs	$1,064,279	$1,094,880	$1,954,759	$1,178,183

Loss from operations	(1,064,279)	(1,094,880)	(1,954,759)	(1,178,183)
Other income (expense):
Change in fair value of warrant liability	460,000	283,000	6,584,150	283,000
Change in fair value of forward purchase unit liability	210,445	(11,832)	421,408	(11,832)
Earnings on marketable securities held in Trust Account	1,091,094	—	1,269,864	—
Unrealized gain on marketable securities held in Trust Account	—	423	—	423

Other income, net	1,761,539	271,591	8,275,422	271,591

Income (loss) before provision for income taxes	697,260	(823,289)	6,320,663	(906,592)
Provision for income taxes	(203,688)	—	(203,688)	—

Net income (loss)	$493,572	$(823,289)	$6,116,975	$(906,592)

Weighted average shares outstanding of redeemable Class A common stock	20,743,568	4,000,000	22,239,591	1,936,842
Basic and diluted net income per share, redeemable Class A common stock	$0.05	$1.43	$0.16	$2.95
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, non-redeemable Class B common stock	$(0.10)	$(1.14)	$0.45	$(1.15)
The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2022

	Class A
	Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in Capital	Accumulated	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount		Deficit

Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Remeasurement of Class A common stock to redemption value	—	18,771	—	—	—	(18,771)	(18,771)
Net income	—	—	—	—	—	1,462,193	1,462,193

Balance – March 31, 2022	23,000,000	230,023,555	5,750,000	575	—	(13,243,967)	(13,243,392)
Remeasurement of Class A common stock to redemption value	—	159,999	—	—	—	(159,999)	(159,999)
Net income	—	—	—	—	—	4,161,210	4,161,210

Balance – June 30, 2022	23,000,000	230,183,554	5,750,000	575	—	(9,242,756)	(9,242,181)
Redemption of Class A common stock	(18,871,976)	(190,010,529)	—	—	—	—	—
Sponsor share repurchase financing	—	—	—	—	360,000	—	360,000
Remeasurement of Class A common stock to redemption value	—	1,506,720	—	—	(360,000)	(1,146,720)	(1,506,720)
Net income	—	—	—	—	—	493,572	493,572

Balance – September 30, 2022	4,128,024	$41,679,745	5,750,000	$575	$—	$(9,895,904)	$(9,895,329)

FOR THE PERIOD FROM
MARCH 24, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A
	Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 24, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,605,750	461	19,564	—	20,025
Issuance of Class B common stock to Metric	—	—	1,144,250	114	4,861	—	4,975
Net loss	—	—	—	—	—	—	—

Balance – March 31, 2021	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(83,303)	(83,303)

Balance – June 30, 2021	—	—	5,750,000	575	24,425	(83,303)	(58,303)
Issuance of Class A common stock	23,000,000	198,363,610	—	—	—	—	—
Excess fair value of Founder Shares from anchor agreement	—	11,491,877	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	—	—	2,081,733	—	2,081,733
Forward purchase units liability	—	—	—	—	(31,000)	—	(31,000)
Remeasurement of Class A common stock to redemption value	—	20,144,513	—	—	(2,075,158)	(18,069,355)	(20,144,513)
Net loss	—	—	—	—	—	(823,289)	(823,289)

Balance – September 30, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(18,975,947)	$(18,975,372)

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from March 24, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:

Net income (loss)	$6,116,975	$(906,592)
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(1,269,864)	—
Unrealized gain on marketable securities held in Trust Account	—	(423)
Change in fair value of warrant liability	(6,584,150)	(283,000)
Change in fair value of forward purchase unit liability	(421,408)	11,832
Sponsor share repurchase financing expense	360,000	—
Allocation of deferred offering cost for warrant liability	—	989,674
Changes in operating assets and liabilities:
Prepaid expenses	262,702	(807,596)
Accounts expenses	429,419	—
Accounts payable	39,243	38,163
Deferred offering costs	—	(630,391)

Net cash used in operating activities	(1,067,083)	(1,588,333)
Cash Flows from Investing Activities
Investment of cash in Trust Account	—	(230,000,000)
Extension payment	(415,627)	—
Withdrawal for redemption payment	190,010,529	—

Net cash provided by ( used in ) investing activities	189,594,902	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class A common stock	—	230,000,000
Proceeds from sale of warrants		5,095,733
Proceeds from issuance of promissory note s	460,000	188,804
Payment of promissory note – related party	—	(188,804)
Payments for underwriting fee	—	(2,335,058)
Payment of Class A common stock redemptions	(190,010,529)	—
Proceeds from issuance of Class B common stock to Sponsor	—	20,025
Proceeds from issuance of Class B common stock to Metric	—	4,975

Net cash (used in) provided by financing activities	(189,550,529)	232,785,675
Net Change in Cash	(1,022,710)	1,197,342
Cash – Beginning	1,062,653	—

Cash – Ending	$39,944	$1,197,342

Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$1,685,490	$—
Deferred offering costs included in accrued offering costs	$—	$9,738
Initial classification of Class A common stock subject to possible redemption	$—	$198,363,610
Initial fair value of warrant liability	$—	$12,840,000
Initial fair value of forward purchase units liability	$—	$42,832
Deferred underwriter fees liability	$—	$8,050,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on September 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States, which is and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. On September 13, 2022, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination transaction (the “Charter Amendment Proposal”) from September 14, 2022 (the date which is 12 months from the closing date of the Company’s initial public offering of units) to December 14, 2022 (or up to September 14, 2023 if the Company was
to exercise three three-month extensions available to us pursuant to our amended and restated certificate of incorporation) (the “Combination Period”). In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of the Company’s Class A common stock, par value $0.0001 per share (“common stock”). After giving effect to such redemptions, there was $41,679,745 remaining in the Trust Account.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, rising interest rates and increased inflation and their macro-economic impact, and the Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Going Concern
As of September 30, 2022 and December 31, 2021, the Company had $39,944 and $1,062,653 operating cash, respectively, and working capital (deficit) of $(860,553) and $1,072,576, respectively.
The Company’s liquidity needs since September 30, 2022 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and entered into two promissory note agreements to fund the extension of the Combination Period.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed (defined in Note 5 below). The Company cannot assure that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the
COVID-19
pandemic, rising interest rates and increased inflation and their macro-economic impact, and their effect on the Company’s financial position, results of its operations and/or search for a target company.

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
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $39,944 and $1,062,653 of operating cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
Following the closing of the Initial Public Offering on September 14, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, provided that the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, (the “Extension Fee”) which amount shall be deposited in the Trust Account, and further provided that if the Company enters into a merger, acquisition or other business combination agreement in connection with the initial Business Combination, the subsequent two three-month extensions will occur automatically without requiring the Sponsor to pay the Extension Fee) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the Initial Public Offering, or during any Extension Period, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024. The Company had $41,679,745 and $230,004,784 of cash held in the trust account as of September 30, 2022 and December 31, 2021, respectively.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,064 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 8), $640,129 of actual offering costs, and $11,491,877 of excess fair value of Founder Shares) were recognized with $989,674 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $21,527,389 included in additional paid-in
capital.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024. Accordingly, at September 30, 2022 and December 31, 2021, 4,128,024 and 23,000,000
shares
, respectively,
of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $1,506,720 and $1,685,490 for the three and nine months ended September 30, 2022, respectively, to remeasure Class A common stock subject to possible redemption to redemption value. Class A common stock subject to possible redemption totaled $41,679,745 and $230,004,784 as of September 30, 2022 and December 31, 2021, respectively.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company recorded a provision for income taxes of $203,688 for the three and nine months ended September 30, 2022 and $0 for the three months ended September 30, 2021 and for the period from March 24, 2021 (inception) to September 30, 2021.
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
The following table reflects the calculation of basic and diluted net income per common share for the three months ended September 30, 2022 (in dollars, except per share amounts):

Three Months Ended September 30, 2022
Net income for the three months ended September 30, 2022	$493,572
Less: Accretion of temporary equity to redemption value	(1,506,720)

Net income including accretion of temporary equity to redemption value	$(1,013,148)

	Three Months Ended September 30, 2022
	Class A	Class B
Total number of shares	4,128,024	5,750,000
Ownership percentage	42%	58%
Allocation of net income based on ownership percentage	$206,264	$287,308
Less: Allocation of accretion based on ownership percentage	(629,658)	(877,062)
Plus: Accretion applicable to Class A redeemable shares	1,506,720	—

Total income (loss) by Class	$1,083,326	$(589,754)

Weighted average shares outstanding	20,743,568	5,750,000
Income (loss) per share	$0.05	$(0.10)
The following table reflects the calculation of basic and diluted net income per common share for the nine months ended September 30, 2022 (in dollars, except per share amounts):

Nine Months Ended September 30, 2022
Net income for the nine months ended September 30, 2022	$6,116,975
Less: Accretion of temporary equity to redemption value	(1,685,490)

Net income including accretion of temporary equity to redemption value	$4,431,485

	Nine Months Ended September 30, 2022
	Class A	Class B
Total number of shares	4,128,024	5,750,000
Ownership percentage	42%	58%
Allocation of net income based on ownership percentage	$2,556,283	$3,560,692
Less: Allocation of accretion based on ownership percentage	(704,366)	(981,124)
Plus: Accretion applicable to Class A redeemable shares	1,685,490	—

Total income by Class	$3,537,407	$2,579,568

Weighted average shares outstanding	22,239,591	5,750,000
Income per share	$0.16	$0.45
The following table reflects the calculation of basic and diluted net income per common share for the three months ended September 30, 2021 (in dollars, except per share amounts):

Three Months Ended September 30, 2021
Net loss from July 1, 2021 to date of Initial Public Offering	$(64,141)
Net loss from date of Initial Public Offering to September 30, 2021	(759,148)

Total loss for the three months ended September 30, 2021	(823,289)
Less: Accretion of temporary equity to redemption value	(31,636,389)

Net income including accretion of temporary equity to redemption value	$(32,459,678)

	Three Months Ended September 30, 2021
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net loss - July 1, 2021 through date of Initial Public Offering based on ownership percentage	$—	$(64,141)
Allocation of net loss - date of Initial Public Offering through September 30, 2021 based on ownership percentage	(607,318)	(151,830)
Less: Allocation of accretion based on ownership percentage	(25,309,111)	(6,327,278)
Plus: Accretion applicable to Class A redeemable shares	31,636,389	—

Total income (loss) by Class	$5,719,960	$(6,543,249)

Weighted average shares outstanding	4,000,000	5,750,000
Income (loss) per share	$1.43	$(1.14)
The following table reflects the calculation of basic and diluted net income per common share for the period from March 24, 2021 (inception) through September 30, 2021 (in dollars, except per share amounts):

March 24, 2021 (inception) through September 30, 2021
Net loss from inception to date of Initial Public Offering	$(147,444)
Net loss from date of Initial Public Offering to September 30, 2021	(759,148)

Total loss for the period from March 24, 2021 (inception) through September 30, 2021	(906,592)
Less: Accretion of temporary equity to redemption value	(31,636,389)

Net loss including accretion of temporary equity to redemption value	$(32,542,981)

	March 24, 2021 (inception) through September 30, 2021
	Class A	Class B
Total number of shares	23,000,000	5,750,000
Ownership percentage	80%	20%
Allocation of net loss - March 24, 2021 (inception) through date of Initial Public Offering based on ownership percentage	$—	$(147,444)
Allocation of net loss - date of Initial Public Offering through September 30, 2021 based on ownership percentage	(607,318)	(151,830)
Less: Allocation of accretion based on ownership percentage	(25,309,111)	(6,327,278)
Plus: Accretion applicable to Class A redeemable shares	31,636,389	—

Total income (loss) by Class	$5,719,960	$(6,626,552)

Weighted average shares outstanding	1.936.842	5,750,000
Income (loss) per share	$2.95	$(1.15)
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
Following the closing of the Initial Public Offering, $230,000,000 of the IPO proceeds was held in the Trust Account. In addition, $2,081,180 of cash was not held in the Trust Account and was available for working capital purposes.
Transaction costs of the IPO amounted to $22,517,064 consisting of $2,335,058 of underwriting discount, $8,050,000 of deferred underwriting discount, $640,129 of actual offering costs, and $11,491,877 of excess fair value of Founder Shares over the purchase price.
NOTE 4. PRIVATE PLACEMENT
The Company entered into an agreement with the Sponsor and Metric pursuant to which the Sponsor and Metric purchased an aggregate of 3,397,155 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $5,095,733, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder shares
On March 24, 2021, the Sponsor and Metric purchased 5,750,000 Founder Shares for an aggregate purchase price of $25,000. This amount was paid on behalf of the Company to cover certain expenses. The number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
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
In September 2022, the Sponsor and Metric sold an aggregate of 850,000 of its Founder Shares to two third-party investors for cash and, as needed, consulting services, to fund the Company’s extension period and provide and general working capital. The consulting services offered were considered a benefit that the Company realized as a result of the Sponsor and Metric’s transaction with the third-party investors. The fair value of the consulting services was determined to be a financing expense in accordance with Staff Accounting Bulletin Topic 5A.

Promissory notes-related parties
In March 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $188,804 under the Note and repaid the outstanding amount in full on September 14, 2021. As of September 30, 2022 and December 31, 2021, the Company does not have any amounts outstanding under the note.
On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric for an aggregate $490,000. The
Notes are
non-interest
bearing and
are
 payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of September 30, 2022, there is $460,000 outstanding under the promissory note
s
.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 12 months, the Sponsor (or its affiliates or designees) may loan to the Company additional funds as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). Such Company Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Company Loans but no proceeds held in the Trust Account would be used to repay the Company Loans. As of September 30, 2022 and December 31, 2021, no such Company Loans were outstanding.
Administrative support agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred stock
. The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A common stock
. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reductions to share of Class A common stock outstanding to 4,128,024. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 4,128,024 and 23,000,000
shares of Class A common stock subject to possible redemption
, respectively
.
Class
 B common stock
. The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B common stock issued and outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $885,000 and $7,469,150, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability and forward purchase unit liability are classified within Level 3 of the fair value hierarchy. The Company’s transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement as a result of the Public Warrants detaching from the Units and becoming separately tradable:

	Forward Purchase Units	Public Warrants	Private Placement Warrants	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	$521,184	$—	$1,718,000	$2,239,184
Change in fair value	122,020	—	(482,000)	(359,980)

Level 3 financial instruments as of March 31, 2022	643,204	—	1,236,000	1,879,204
Change in fair value	(332,983)	—	(926,000)	(1,258,983)
Transfer to Level 2	—	—	(310,000)	(310,000)

Level 3 financial instruments as of June 30, 2022	310,221	—	—	310,221
Change in fair value	(210,445)	—	—	(210,445)
Level 3 financial instruments as of September 30, 2022	$99,776	$—	$—	$99,776

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$41,679,745	$—	$—
Liabilities
Public Warrants	$690,000	$—	$—
Private Placement Warrants	$—	$195,000	$—
Forward Purchase Units	$—	$—	$99,776

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$230,004,784	$—	$—
Liabilities
Public Warrants	$5,751,150	$—	$—
Private Placement Warrants	$—	$—	$1,718,000
Forward Purchase Units	$—	$—	$521,184
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period ended December 31, 2021, the Public Warrants began trading separately on November 1, 2021 at the option of the holder and thus were transferred from Level 3 to Level 1. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the nine months ended September 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.
The following table presents the changes in the fair value of financial instruments from December 31, 2021 through September 30, 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units
Derivative warrant liabilities as of December 31, 2021	$5,751,150	$1,718,000	$521,184
Change in fair value	(1,612,300)	(482,000)	122,020

Derivative warrant liabilities as of March 31, 2022	4,138,850	1,236,000	643,204
Change in fair value	(3,103,850)	(926,000)	(332,983)

Derivative warrant liabilities as of June 30, 2022	1,035,000	310,000	310,221

Change in fair value	(345,000)	(115,000)	(210,445)

Derivative warrant liabilities as of September 30 2022	$690,000	$195,000	$99,776

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at September 30, 2022 and December 31, 2021:

	Private Placement Warrants
	September 30, 2022	December 31, 2021
Input
Ordinary share price	$9.85	$9.81
Exercise price	$11.50	$11.50

	Private Placement Warrants
	September 30, 2022	December 31, 2021
Risk-free rate of interest	4.01%	1.32%
Volatility	2.46%	9.88%
Term	5.21	5.69
Warrant to buy one share	$0.06	$0.51
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is determined using the market conversion textbook formula for a forward contract and based upon the exchange closing prices of common stock and the Public Warrants. As the exchange closing price of the Public Warrants implicitly includes a probability of the warrants being worthless in the absence of a Business combination, the observed closing price was grossed up to reflect their value specific to scenarios where a Business Combination is effectuated. The market conversion textbook formula is VF = St – F0 x
e^[-r
x (T-t)] where:

•	V F = Value of forward contract to the long party

•	S t = Asset price at measurement date

•	F 0 = Contractual forward price

•	R = Risk-free rate

•	T-t = Remaining term to expiration
The key inputs into the formula were as follows at September 30, 2022 and December 31, 2021:

	Forward Purchase Liability
	September 30, 2022	December 31, 2021
Input
Implied Unit price	$10.13	$10.10
Contractual forward price	$10.00	$10.00
Risk-free rate of interest	3.20%	0.27%
Remaining term to expiration	0.21	0.69
NOTE 10. INCOME TAX
The Company recorded a tax provision of
$
203,688 for the three and nine months ended September 30, 2022. The effective tax rate was 29.21% and 3.22% for the three and nine months ended September 30, 2022, respectively, and 0.0% for both the three months ended September 30, 2021 and the period from March 24, 2021 (inception) through September 30, 2021. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes
“forward-looking
statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking
statements. Such
forward-looking
statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking
statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking
statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking
statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.
Our sponsors are First Light Acquisition Group, LLC (“Sponsor”) and Metric Finance Holdings I, LLC (“Metric”), an affiliate of Guggenheim Securities, LLC. The registration statement for our Initial Public Offering was declared effective on September 9, 2021. On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Class A common stock” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over- allotment option, at $10.00 per Unit, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $22,517,064, consisting of $2,335,058 underwriter fees, $8,050,000 deferred underwriting commissions, $640,129 of actual offering costs, and $11,491,877 of excess fair value of Founder Shares
.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,397,155 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $5,095,733 million.
Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $230 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account located in the United States, which is and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. On September 13, 2022, the Company’s stockholders approved the Charter Amendment Proposal to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which is 12 months from the closing date of the Company’s initial public offering of units) to December 14, 2022 (or up to September 14, 2023 if we were to exercise three three-month extensions available to us pursuant to our amended and restated certificate of incorporation). In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of common stock. After giving effect to such redemptions, there was $41,679,745 remaining in the Trust Account. We have until December 14, 2022 to consummate a Business Combination (or September 14, 2023 if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations
Our entire activity from inception through September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.
For the three months ended September 30, 2022, we had net income of approximately $0.5 million, which consisted of $0.7 million in general and administrative expenses, a financing expense related to the Sponsor share purchase financing of $0.4 million, and a $0.2 million provision for income taxes, offset by a $0.5 million gain on the change in the fair value of warrant liability, a $0.2 million gain on the change in the fair value of the forward purchase unit liability, $1.1 million earnings and unrealized gain on marketable securities held in the trust account.
For the three months ended September 30, 2021, we had net loss of approximately $0.8 million, which consisted of $1.1 million in general and administrative expenses, offset by a $0.3 million gain on the change in the fair value of warrant liability.
For the nine months ended September 30, 2022, we had net income of approximately $6.1 million, which consisted of $1.6 million in general and administrative expenses, a financing expense related to the Sponsor share purchase financing of $0.4 million, and a $0.2 million provision for income taxes, offset by a $6.6 million gain on the change in the fair value of warrant liability, a $0.4 million gain on the change in the fair value of the forward purchase unit liability, $1.3 million earnings and unrealized gain on marketable securities held in the trust account.
For the period from March 24, 2021 (inception) through September 30, 2021, we had net loss of approximately $0.9 million, which consisted of $1.2 million in general and administrative expenses, offset by a $0.3 million gain on the change in the fair value of warrant liability.
Going Concern
As of September 30, 2022, the Company had $39,944 in operating cash and working capital deficit of $860,553.
The Company’s liquidity needs since September 14, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5 to the unaudited condensed financial statements included herein), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs.
The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure stockholders that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the
COVID-19
pandemic, rising interest rates and increased inflation and their macro-economic impact, and their effect on the Company’s financial position, results of its operations and/or search for a target company.
These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, that would be considered off-balance
sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022 other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.
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
Class A common stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable
common stock following the
two-class
method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable
common stock for the three and nine months ended September 30, 2022, reflective of the respective participation rights.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form
10-K
for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors contained in our Quarterly Report on Form
10-Q
for the three months ended September 30, 2022.
The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded
non-U.S.
corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we may be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto. See “—The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•
restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are not currently subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
The 2022 Proposed Rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form
8-K
with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.
We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act.
The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2022 (or September 14, 2023 if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation); and (iii) absent an initial business combination by December 14, 2022 (or September 14, 2023 if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we may not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our common stock and warrants following such a transaction, and our warrants would expire worthless.

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination
United States and global markets are experiencing volatility and disruption following the military invasion of Ukraine by Russia in February 2022. In response to such invasion, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the SWIFT payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. These actions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business
Combination.
Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.
Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

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

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (1)

3.1 (b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

10.1	Amendment to the Investment Management Trust Agreement (2)

10.2	Sponsor Promissory Extension Note (2)

10.3	Metric Promissory Extension Note (2)

31.1*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 16, 2022.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIGHT ACQUISITION GROUP, INC.

Date: November 10, 2022	By:	/s/ William J. Weber
William J. Weber
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Tom Vecchiolla
Tom Vecchiolla
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)