Form 10-K
period 2022-12-31
First Light Acquisition Group, Inc.
filed 2023-03-31
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
503-9255
Securities registered pursuant to
Section
12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	FLAGU	NYSE American LLC
Shares of Class A common stock, par value $0.0001 per share	FLAG	NYSE American LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock, par value $0.0001 per share at an exercise price of $11.50 per share	FLAGW	NYSE American LLC
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     YES  ☒    NO  ☐
The Registrant’s Units began trading on the New York Stock Exchange on September 10, 2021 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on November 1, 2021. The Registrant transferred the listing of the Units and shares of Class A common stock to the NYSE American on November 14, 2022. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $
228,620,000
.
As of March 31, 2023, there were 4,128,024 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.
Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will” and similar expressions, or the negatives thereof or other variations thereon may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, including the recently announced proposed business combination between FLAG and Calidi Biotherapeutics, Inc. (“Calidi”);

•	our expectations around the performance of the prospective target business or businesses (such as Calidi);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds from the sale of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the impact of the COVID-19 pandemic (and its variants);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following the Initial Public Offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Unless otherwise stated in this Annual Report or the context otherwise requires, references to:

•	“Advisor Partners” are to, collectively, James E. Cartwright, Lynn A. Dugle, Thomas W. Nash, Craig R. Reed and Meldon J. Wolfgang;

•

“anchor investors” are to certain “qualified institutional buyers” or “institutional accredited investors,” as defined in Rule 144A and Regulation D, respectively, under the Securities Act of 1933, as amended, (or the “Securities Act”), that collectively purchased an aggregate of approximately 23,000,000 units (or individually, up to 9.9% of the units) offered in the Initial Public Offering, at the offering price;

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

•	“Operating Partners” are to, collectively, Thomas A. Vecchiolla, Michael J. Alber, Jeffrey D. MacLauchlan, Michael Papadales, Marybeth A. Wootton and William J. Weber;

•	“private placement warrants” are to the warrants purchased by our sponsor and Metric in a private placement simultaneously with the closing of the Initial Public Offering;

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

Item 1. Business.

Overview

We are a blank check company formed on March 24, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The company has not commenced any operations. All activity for the period March 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering and since the Initial Public Offering to its search for an initial business combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and assets consisting almost entirely of cash. We are also an emerging growth company and smaller reporting company and, as such, we are subject to all of the risks associated with emerging growth companies and smaller reporting companies, respectively.

Our objective is to leverage the experience our seasoned Operating Partners have in leading and growing technology-focused organizations in both the public and private markets to effect an initial business combination that delivers value to our stockholders.

The FLAG team implements a sourcing strategy that leverages the Operating Partners’ extensive network of long-standing relationships to identify potential business combination partners. We seek to undertake a business combination with a company or companies that we believe are likely to benefit from the operational experience and leadership of our collective team. The Operating Partners intend to leverage its substantial industry experience and global relationships with the goal of providing potential business combination partners with benefits that will create long-term value to our stockholders. We believe we can facilitate operational, financial, strategic and managerial improvements in the prospective combination partner company in order to achieve long-term sustainable growth for its stockholders.

The six Operating Partners on our team are Thomas A. Vecchiolla, Michael J. Alber, Jeffrey D. MacLauchlan, Michael Papadales, Marybeth A. Wootton and William J. Weber. Each of our Operating Partners, directors and Advisor Partners is a member of a series of our sponsor, First Light Acquisition Group, LLC, a Delaware series limited liability company, and an entity controlled by William J. Weber is the manager of each series of our sponsor.

We are not required to complete our initial business combination with a company or companies that provide technology-enabled solutions with high-growth, mission-critical applications in the government and commercial markets. We may pursue (and have pursued) our initial business combination outside of such markets. We may seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or board-level insight to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they operate, and which may offer the potential of sustained high levels of revenue and earnings growth.

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

Initial Investment of Founder Shares

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230,000,000 ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the

Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

On September 13, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which was 12 months from the closing date of the Company’s Initial Public Offering of units) to December 14, 2022, following which the board of directors of the Company had the ability to extend for three additional times for three months each time, for a total of nine additional months (the “completion window”) if the sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension; provided, that if as of the time of an extension the Company has filed a Form S-4 or F-4 registration statement under the Securities Act or a proxy, information or tender offer statement with the Securities and Exchange Commission in connection with such initial business combination, then no Extension Fee would be required in connection with such extension; provided further, that for each three-month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, the sponsor or its affiliates or designees would be required to deposit into the Trust Account an amount equal to 1% of the amount then on deposit in the Trust Account (the “Charter Amendment Proposal”). As a result, the sponsor deposited $415,625 into the Trust Account.

In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of the Class A common stock. Following such redemptions, 4,128,024 shares of Class A common stock remained issued and outstanding and there was $41,562,580.79 remaining in the Trust Account after giving effect to the redemptions.

On December 6, 2022, Guggenheim Securities, the IPO Underwriter, notified FLAG that it had determined to waive its entitlement to the payment of $8,050,000 of deferred compensation in connection with its role as underwriter in Initial Public Offering that would otherwise become due upon the consummation of the Business Combination.

On December 14, 2022, the Board approved an extension of the completion window from December 14, 2022 to March 14, 2023 (the “Extension”). In connection with the Extension, the Trust Account was funded with a payment of $415,626.

On March 14, 2023, an automatic extension of the completion window from March 14, 2023 to June 14, 2023 occurred pursuant to our amended and restated certificate of incorporation.

Proposed Business Combination

On January 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FLAG, FLAG Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of FLAG (“Merger Sub”), Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), our sponsor, in the capacity as the representative of the stockholders of FLAG and Allan Camaisa, in the capacity as the representative of the stockholders to Calidi.

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which Merger Sub will merge with and into Calidi, with Calidi being the surviving corporation in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). We refer to the new public entity following consummation of the Merger as “New Calidi.”

The proposed Business Combination is expected to be consummated after the required approval by the stockholders of FLAG and Calidi and the satisfaction of certain other conditions summarized below:

At the effective time of the Merger (the “Effective Time”), all shares of Calidi common stock outstanding immediately prior to the Effective Time, with certain exceptions, will be converted into (i) the right to receive shares of Class A common stock, par value $0.0001 per share of New Calidi (“New Calidi Common Stock”) and (ii) the contingent right to receive Escalation Shares (as defined below).

The aggregate consideration to be paid to the securityholders of Calidi (the “Merger Consideration”) (excluding for this purpose options of Calidi that remain unvested immediately following the Merger) will be based on an equity value of Calidi of $250,000,000, subject to adjustment dependent upon (i) the difference in Calidi’s “net debt” as of the Effective Time from a target “net debt” amount (the “Net Debt Adjustment”) and (ii) the achievement of certain pre-closing milestones, if any (as described below). As of the Effective Time, each outstanding Calidi option (whether vested or unvested) will be assumed by FLAG and automatically converted into an option for shares of FLAG Class A Common Stock (the “FLAG Class A Common Stock”).

If, during the period between the execution of the Merger Agreement and the closing of the Transactions (the “Interim Period”), Calidi enters into a revenue-generating definitive collaboration or out-license contract involving Calidi’s technology (a “Pre-Closing Milestone Contract”), the Merger Consideration will be increased by an amount equal to the aggregate up-front cash payments received by Calidi pursuant to any such Pre-Closing Milestone Contracts.

Following the closing of the Transactions (the “Closing”), as additional consideration for the Merger, FLAG will issue shares of New Calidi Common Stock (“Escalation Shares”) to each holder of Calidi common stock immediately prior to the Effective Time (a “Calidi Stockholder”) in accordance with the following terms:

If at any time during the five (5) year period following the Closing (the “Escalation Period”), the last reported sale price of the shares of New Calidi Common Stock as reported on the NYSE American (or the exchange on which such shares are listed) for a period for any 20 days within any 30 consecutive day trading period (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), is:

•	greater than or equal to $12.00, each former Calidi Stockholder will be entitled to receive its pro rata share of 4,500,000 shares of New Calidi Common Stock;

•	greater than or equal to $14.00, each former Calidi Stockholder will be entitled to receive its pro rata share of 4,500,000 shares of New Calidi Common Stock;

•	greater than or equal to $16.00, each former Calidi Stockholder will be entitled to receive its pro rata share of 4,500,000 shares of New Calidi Common Stock; and

•	greater than or equal to $18.00, each former Calidi Stockholder will be entitled to receive its pro rata share of 4,500,000 shares of New Calidi Common Stock.

If, during the Escalation Period, there is a change of control pursuant to which FLAG or its stockholders have the right to receive consideration implying a value per share that is equal to or in excess of the above price targets, there will be an acceleration of the Escalation Period at the applicable target price.

To incentivize FLAG public stockholders not to redeem their shares, up to 2 million shares of New Calidi Common Stock will be made available to non-redeeming FLAG public stockholders on a pro rata basis at Closing (the “Non-Redeeming Continuation Shares”). For example, if a public stockholder owns 10% of the outstanding shares of New Calidi Common Stock prior to the redemption deadline, and such holder elects not to redeem its shares resulting in a pro rata release of freely useable cash to New Calidi, such holder will be entitled to up to 200,000.

The Escalation Shares will be placed in escrow and will be outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting. In connection with the execution of the Merger Agreement, FLAG entered into Voting and Lock-Up Agreements (the “Voting and Lock-Up Agreement”) with certain holders of Calidi common stock (each, a “Significant Company Holder”). Pursuant to each Voting and Lock-Up Agreement, each Significant Company Holder agreed to, among other things, (a) execute and deliver an irrevocable written consent approving (i) the Merger Agreement, Transaction Agreements and the Transactions (including the Merger) and (ii) any other matters necessary or appropriate in order to effect the Merger and the other transactions contemplated by the Merger Agreement within 15 business days following the time the Registration Statement is declared effective and (b) be bound by certain transfer restrictions with respect to the New Calidi Common Stock received by them in the Merger following the closing of the Transactions.

In connection with the execution of the Merger Agreement, FLAG, Calidi, the sponsor, Metric and the directors and officers of FLAG entered into the Sponsor Agreement (“Sponsor Agreement”), pursuant to which, among other things, the sponsor, Metric and the directors and officers of FLAG agreed, among other things, (a) to vote any shares of common stock held by such party in favor of the Business Combination proposal and other proposals to be presented to FLAG stockholders at the FLAG special meeting, (b) not to redeem any shares of Class A common stock or Class B common stock in connection with the redemption, (c) to be bound by certain lock-up restrictions with respect to the Class A common stock of each holder from and after the Merger, and (d) to make available certain Class B common stock and private placement warrants of FLAG to incentivize PIPE investors between signing and closing of the Transactions.

In connection with the Transactions, FLAG, Calidi, the sponsor, Metric, the Significant Company Holders and certain other parties thereto agreed to enter into the Registration Rights Agreement (“Registration Rights Agreement”) upon the consummation of the Transactions, pursuant to which, holders and their permitted transferees will have the right to require FLAG immediately following the Merger Agreement, at New Calidi’s expense, to (a) file a registration statement in respect of the resale of the FLAG Class A Common Stock that they hold within 30 business days following the closing date of the Transactions and on customary terms for a transaction of this type, and (b) customary registration rights, including demand, piggy-back and shelf registration rights.

For additional information regarding Calidi, the Business Combination and the Transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement/prospectus of Calidi initially filed with the SEC on February 10, 2023 (the “proxy statement/prospectus”).

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Business Strategy

Our business strategy is to identify and transact with a company in one or more of the core markets where we have significant operational and investment experience alongside deep relationships. We believe management teams of prospective combination partners will benefit from the “know-how” of our experienced team and additional capital from the potential transaction.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating potential business combination partners. While we have used these criteria and guidelines in evaluating acquisition opportunities, if we do not consummate the Business Combination with Calidi, we may decide to enter into our initial business combination with a potential business partner that does not meet these criteria and guidelines. We will continue to seek to acquire companies that we believe:

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

Initial Business Combination

So long as our securities are listed on the NYSE American, an initial business combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of our assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination, including the Business Combination with Calidi, so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE American’s 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Sources of Target Businesses

Should we not consummate the Business Combination with Calidi, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, venture capital firms, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we would expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent the FLAG team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Operating Partners determine is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have the option to pay our sponsor a total of $10,000 per month for administrative support and services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that will be made available to us. We also utilize our management team’s operational and capital planning experience.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Calidi, when evaluating the desirability of effecting our business combination with that business, and plan to continue to do so if the Business Combination with Calidi is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, should we not consummate the Business Combination with Calidi, the future role of members of the FLAG team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure stockholders that members of the FLAG team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation and bylaws. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case for the Business Combination with Calidi), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of transaction	Whether stockholder approval is required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Section 712(b) of the NYSE American Company Guide, stockholder approval is required prior to the issuance of common stock, or of securities convertible into common stock, in which the sales, issuance or potential issuance is equal to or in excess of 20% of the number of shares of common stock outstanding before the issuance of the common stock or securities convertible into common stock.

Under Section 713(b) of the NYSE American Company Guide, stockholder approval is required prior to the issuance or potential issuance of additional shares which will result in a change of control, including in connection with a reverse merger as defined in the NYSE American rules.

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

In addition, if such purchases are made, the public “float” of our Class A common stock or our public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The redemption rights will include the requirement that a beneficial owner must identify itself in order to validly redeem its shares. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. Our sponsor, officers, directors and Metric have entered into letter agreements with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares held by them and any public shares they may have acquired during and after the Initial Public Offering in connection with the consummation of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify (A) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation provided that our sponsor pays the Extension Fee, which amount shall be deposited in the Trust Account, and further provided that if we enter into a merger, acquisition or other business combination agreement in connection with the initial Business Combination, the subsequent two three-month extensions will occur automatically without requiring the sponsor to pay the Extension Fee) or (B) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, provided that the sponsor pays the Extension Fee) which amount shall be deposited in the Trust Account (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination and to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate our initial business combination within 15 months from the closing of the Initial Public Offering, or during any Extension Period, (although with respect to any public shares they hold they will be entitled to redemption rights in connection with the consummation of our initial business combination or liquidating distributions from the Trust Account if we fail to complete our initial business combination within the prescribed time frame).

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the consummation of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination, such as is the case with the Business Combination with Calidi, or (ii) by means of a tender offer. In the case of a stockholder meeting, such election must be made, unless extended by us in our sole discretion, no later than two business days prior to the initially scheduled vote on the proposal to approve the initial business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum. Pursuant to the terms of letter agreements entered into with us, our sponsor, officers and directors and Metric have agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. Pursuant to the terms of investment agreements entered into with us, the anchor investors have agreed to vote any founder shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, where the majority of the outstanding shares of common stock is required to approve our initial business combination, our sponsor, Metric, the anchor investors and Insiders control enough of the Company’s voting power that we would be able to approve our initial business combination without the approval of any holders of our public shares. We will give at least 10 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers, directors and Metric have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (i) the consummation of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised). The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination.

If stockholder approval of the transaction is not required by law or stock exchange listing requirements and we do not decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE American listing or Exchange Act registration.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have only 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 15-month period (subject to our ability to seek an extension of such period), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period (or up to the 24-month period if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised).

Our sponsor, officers, directors and Metric have entered into letter agreements with us, and the anchor investors have entered into investment agreements with us, in each case, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering. However, if our sponsor, officers, directors, Metric or the anchor investors acquired public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 15-month time period (or up to the 24-month time period if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised).

Our sponsor, officers, directors and Metric have agreed, pursuant to letter agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering or any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) to be less than $5,000,001 upon consummation of our initial business combination and after payment of the underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules).

Costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will need to be funded from amounts remaining out of funds held outside the Trust Account. Absent additional funding, or accommodations by our creditors, the funds are insufficient to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we have sought and continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements at the time of their engagement waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, not all have and there is no guarantee that in the future all such persons will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Operating Partners will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if the Operating Partners believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by the Operating Partners to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where the Operating Partners are unable to find a service provider willing to execute a waiver.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements at the time of their engagement waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2,760,675 from the proceeds of the Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our dissolution, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to the other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering (subject to our ability to seek an extension of such period), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the date which is 15 months from the closing of the Initial Public Offering (or as late as the date which is 24 months from the closing of the Initial Public Offering if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements at the time of their engagement waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our taxes, including franchise and income taxes, and will not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our public stockholders that we will be able to return $10.00 per share to them. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure stockholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the consummation of our initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering or (ii) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering, subject to applicable law. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent consummation of an initial business combination or liquidation if we have not completed an initial business combination within 15 months (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) from the closing of the Initial Public Offering, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Facilities

Our address is 11110 Sunset Hills Road #2278, Reston, VA 20190, and our telephone number is (202) 503-9255. The cost for our use of this location is included in the $10,000 per month fee that we have pay to our sponsor for administrative support and services. We consider our current arrangements adequate for our current operations.

Human Capital/Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Should we not consummate the Business Combination with Calidi, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

*******

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report, our 424(b)(4) prospectus dated September 9, 2021 (the “IPO Prospectus”), and our Form S-4 Registration Statement (File No. 333-269705), initially filed with the SEC on February 10, 2023 (as amended the “S-4 Registration Statement”). If any of the following events occur, our business, financial condition, liquidity, and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment.

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

•

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Our sponsor, Metric, the anchor investors and the Insiders have agreed to vote in favor of the initial business combination, regardless of how FLAG’s public stockholders vote.

•	A stockholder will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

•

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until the expiration of the completion window, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

We may not be able to complete an initial business combination within the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

•

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•

We have identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

•

Escalating tensions between Russia and Ukraine and any continuing military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that could adversely affect us and our ability to consummate our initial business combination.

Risks Relating to The Business Combination with Calidi

The Merger Agreement includes a minimum cash condition as a condition to the consummation of the Merger, which may make it more difficult for FLAG to complete the Business Combination with Calidi as contemplated in the Merger Agreement.

The Merger Agreement provides that the parties’ obligation to consummate the Business Combination is conditioned on, among other things, the satisfaction of the minimum cash condition. The Merger Agreement also contains a mutual condition that as of the Closing, FLAG shall have net tangible assets of at least $5,000,001. There can be no assurance that the parties could and would waive these conditions.

If such conditions are not met, and such conditions are not or cannot be waived under the terms of the Merger Agreement, then the Merger Agreement could terminate and the proposed Business Combination with Calidi may not be consummated. If such conditions are waived and the Business Combination with Calidi is consummated and FLAG has less than the amount of the Minimum Cash Condition, the cash held by New Calidi after the Closing may not be sufficient to allow New Calidi to operate and pay its bills as they become due. Furthermore, FLAG’s affiliates are not obligated to make loans to New Calidi in the future. The additional exercise of redemption rights with respect to a large number of FLAG’s public stockholders may make New Calidi unable to take such actions as may be desirable in order to optimize the capital structure of New Calidi after consummation of the Business Combination and New Calidi may not be able to raise additional financing from unaffiliated parties necessary to fund New Calidi’s expenses and liabilities after the Closing. Any such event in the future may negatively impact the analysis regarding New Calidi’s ability to continue as a going concern at such time.

Following the consummation of the Business Combination, New Calidi’s only significant asset will be its ownership interest in the New Calidi business, and such ownership may not be sufficiently profitable or valuable to enable New Calidi to satisfy New Calidi’s other financial obligations. New Calidi does not anticipate paying any cash dividends for the foreseeable future.

Following the consummation of the Business Combination, New Calidi will have no direct operations and no significant assets other than its ownership interest in the New Calidi business. New Calidi will depend on the New Calidi business for distributions, loans and other payments to generate the funds necessary to meet its financial obligations, including its expenses as a publicly traded company. The earnings from, or other available assets of, the New Calidi business may not be sufficient to pay dividends or make distributions or loans to enable New Calidi to pay any dividends on the New Calidi Common Stock or satisfy its other financial obligations.

In addition, Calidi has never declared or paid cash dividends on its capital stock, and it does not anticipate paying any cash dividends in the foreseeable future. Calidi currently intends to retain its future earnings, if any, for the foreseeable future, to fund the development and growth of its business. Any future determination to pay dividends will be at the discretion of New Calidi’s board of directors and will be dependent upon its financial condition, results of operations, capital requirements, applicable contractual restrictions and such other factors as the board of directors may deem relevant. As a result, capital appreciation in the price of New Calidi Common Stock, if any, will be your only source of gain on an investment in New Calidi Common Stock.

We may not be able to complete an initial business combination within the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

If we do not consummate the Business Combination with Calidi, we may not be able to find a suitable target business and complete our initial business combination within the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, COVID-19 (and its variants) could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, if we do not consummate the Business Combination with Calidi, COVID-19 (and its variants) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest released to us to pay dissolution expenses), divided by the total number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “ —If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein), we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond September 14, 2023. Our amended and restated certificate of incorporation will require that such an amendment be approved by holders of 65% of our outstanding common stock.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline. Accordingly, the valuation ascribed to the Calidi business and Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination.

Upon the consummation of the Business Combination, holders of Class A common stock will have the opportunity to redeem their shares at a per-share price equal to the aggregate amount then on deposit in the Trust Account divided by the number of then outstanding shares of Class A common stock. Because of this right of redemption, Class A common stock has historically traded at prices of approximately $10.00 per share, which represents the anticipated funds held in the Trust Account divided by the then outstanding shares of FLAG Class A Common Stock. Therefore, the historical trading price of Class A common stock prior to the Business Combination may bear no relationship to the trading price of New Calidi Common Stock subsequent to the Business Combination.

If the benefits of the Business Combination do not meet the expectations of investors, stockholders or securities analysts, the market price of New Calidi’s securities following the consummation of the Business Combination may decline. The market values of Calidi’s securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date of the proxy statement/prospectus, or the date on which FLAG Stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of New Calidi’s securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there has not been a public market for stock relating to the Calidi business and trading in shares of our Class A common stock has not been active. Accordingly, the valuation ascribed to the Calidi business and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination.

The trading price of New Calidi Common Stock following the Business Combination may fluctuate substantially. This may be especially true for companies like New Calidi, which following the Business Combination will have a small public float. If an active market for New Calidi’s securities develops and continues, the trading price of New Calidi’s securities following the Business Combination could be volatile and subject to wide fluctuations. The trading price of New Calidi’s Common Stock following the Business Combination will depend on many factors, including those described in this “Item 1A. Risk Factors” section, many of which are beyond FLAG’s control and may not be related to FLAG’s operating performance. These fluctuations could cause you to lose all or part of your investment in the Class A common stock since you might be unable to sell your shares at or above the price attributed to them in the Business Combination. Any of the factors listed below could have a material adverse effect on your investment in FLAG Securities and FLAG Securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of FLAG Securities may not recover and may experience a further decline.

Factors affecting the trading price of New Calidi’s securities following the Business Combination may include:

•	market conditions in the broader stock market in general, or in New Calidi’s industry in particular;

•	actual or anticipated fluctuations in New Calidi’s quarterly financial results or the quarterly financial results of companies perceived to be similar to New Calidi;

•	changes in the market’s expectations about New Calidi’s operating results;

•	the public’s reaction to New Calidi’s press releases, other public announcements and filings with the SEC;

•	speculation in the press or investment community;

•	actual or anticipated developments in New Calidi’s business, competitors’ businesses or the competitive landscape generally;

•	the operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	the timing of the achievement of objectives under New Calidi’s business plan and the timing and amount of costs New Calidi incurs in connection therewith;

•	changes in financial estimates and recommendations by securities analysts concerning New Calidi or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to New Calidi’s;

•	changes in laws and regulations affecting New Calidi’s business;

•	commencement of, or involvement in, litigation or investigations involving New Calidi;

•	changes in New Calidi’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of New Calidi’s Common Stock available for public sale;

•	any major change in New Calidi’s board of directors or management;

•	sales of substantial amounts of New Calidi’s Common Stock by New Calidi’s directors, officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and

•	other risk factors

In addition, the release of Escalation Shares is tied to the trading price of New Calidi Common Stock during a five-year period following the Closing. As such, the number of Escalation Shares that will be made available to Calidi Stockholders will not be determined until after the Closing, and, if an applicable Escalation Achievement Date has not occurred with respect to the Escalation Shares during the Escalation Period, no Escalation Shares will be issued. Accordingly, at the effective time of the Business Combination, Calidi Stockholders will not know or be able to calculate the market value of the Escalation Shares they will receive at the Closing.

Broad market and industry factors may materially harm the market price of New Calidi’s securities irrespective of New Calidi’s operating performance. The stock market in general and the NYSE American have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of New Calidi’s securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to New Calidi’s could depress New Calidi’s stock price regardless of New Calidi’s business, prospects, financial conditions or results of operations. Broad market and industry factors, including, most recently, the impact of COVID-19 and any other global pandemics, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of the New Calidi Common Stock, regardless of New Calidi’s actual operating performance. These fluctuations may be even more pronounced in the trading market for New Calidi’s stock shortly following the Business Combination. A decline in the market price of New Calidi’s securities also could adversely affect New Calidi’s ability to issue additional securities and New Calidi’s ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Plaintiffs challenging de-SPAC transactions, in particular, also have alleged breach of fiduciary duty claims against the SPAC’s directors and officers, often arguing for application of the “entire fairness” standard of review, which is Delaware’s most searching standard of review, making dismissal at the pleading stage unlikely where “entire fairness” applies. Litigation of these types, if instituted against New Calidi, could result in substantial costs and a diversion of New Calidi’s management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that New Calidi make significant payments.

FLAG does not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for FLAG to complete the Business Combination with which a substantial majority of FLAG Stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will FLAG redeem FLAG’s public shares in an amount that would cause FLAG’s net tangible assets to be less than $5,000,001. The Merger Agreement provides that FLAG’s and Calidi’s respective obligations to consummate the business combination are conditioned on FLAG having at least $5,000,001 of net tangible assets after giving effect to any redemption or PIPE Investment as of the closing of the Transactions. As a result, we may be able to complete the Business Combination even though a substantial majority of our public stockholders do not agree with the Business Combination and have redeemed their shares.

In the event the aggregate cash consideration FLAG would be required to pay for all shares of FLAG Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy the Minimum Cash Condition exceed the aggregate amount of cash available, FLAG will not complete the Business Combination or redeem any shares, all shares of FLAG Class A Common Stock submitted for redemption will be returned to the holders thereof, and FLAG instead may proceed to liquidate.

FLAG Stockholders will experience dilution as a consequence of, among other transactions, the issuance of Class A common stock as Merger Consideration in the Business Combination and the PIPE Investment, if any. Having a minority share position may reduce the influence that our public stockholders have on the management of FLAG.

Upon the completion of the Transactions, we anticipate that (i) FLAG’s public stockholders will own approximately 11.2% of the outstanding shares of New Calidi (ii) the sponsor and Metric, collectively, will own approximately 9.3% of the outstanding shares of New Calidi, and (iii) the Calidi Stockholders will own approximately 67.8% of the outstanding shares of New Calidi, assuming that no FLAG public stockholders exercise their redemption rights and certain other assumptions. If any of FLAG’s public stockholders exercise their redemption rights, the percentage of New Calidi’s outstanding Common Stock held by FLAG’s public stockholders will decrease and the percentages of New Calidi’s outstanding Common Stock held by the sponsor and by the Calidi Stockholders will increase, in each case relative to the percentage held if none of the public shares are redeemed. Upon the issuance of New Calidi Common Stock in connection with the Business Combination, the percentage ownership of New Calidi by FLAG’s public stockholders who do not redeem their public shares will be diluted. FLAG’s public stockholders that do not redeem their public shares in connection with the Business Combination will experience further dilution upon the exercise of FLAG Public Warrants that are retained after the Closing by redeeming public stockholders. The percentage of the total number of outstanding shares of New Calidi Common Stock that will be owned by FLAG’s public stockholders as a group will vary based on the number of public shares for which the holders thereof request redemption in connection with the Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until the expiration of the completion window, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until the expiration of our completion window, assuming that we do not consummate the Business Combination with Calidi and our initial business combination is not completed during that time. We believe that, the funds available to us outside of the Trust Account from the closing of the Initial Public Offering will be sufficient to allow us to operate until the expiration of our completion window; however, we cannot assure stockholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we were to enter into a letter of intent where we pay for the right to receive exclusivity from a target business and we were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “ —If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If, following the Business Combination, securities or industry analysts do not publish or cease publishing research or reports about New Calidi, its business, or its market, or if they change their recommendations regarding New Calidi’s Common Stock adversely, then the price and trading volume of New Calidi Common Stock could decline.

The trading market for New Calidi’s Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, New Calidi’s business and operations, New Calidi’s market, or New Calidi’s competitors. Securities and industry analysts do not currently, and may never, publish research on FLAG or Calidi. If no securities or industry analysts commence coverage of New Calidi, New Calidi’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover New Calidi change their recommendation regarding New Calidi’s stock adversely, or provide more favorable relative recommendations about New Calidi’s competitors, the price of New Calidi Common Stock would likely decline. If any analyst who may cover New Calidi were to cease coverage of New Calidi or fail to regularly publish reports on it, New Calidi could lose visibility in the financial markets, which could cause New Calidi’s stock price or trading volume to decline.

There is no guarantee that an active and liquid public market for shares of New Calidi’s Common Stock will develop.

FLAG is currently a blank check company and there has not been a public market for Calidi common stock since it is a private company. A liquid trading market for New Calidi’s Common Stock may never develop.

In the absence of a liquid public trading market:

•	public stockholders may not be able to liquidate their investment in the public shares;

•	public stockholders may not be able to resell their public shares at or above the price attributed to them in the Business Combination;

•	the market price of New Calidi Common Stock may experience significant price volatility; and

•	there may be less efficiency in carrying out purchase and sale orders for public stockholders.

Risks Relating to Our Initial Business Combination

Our sponsor, Metric, the anchor investors and the Insiders have agreed to vote in favor of the initial business combination, regardless of how FLAG’s public stockholders vote.

Our sponsor, Metric, the anchor investors and the Insiders own 58.2% of our issued and outstanding common stock. Our amended and restated certificate of incorporation provides that, if FLAG seeks stockholder approval of the initial business combination, the initial business combination will be approved if FLAG receives the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. Pursuant to the Sponsor Agreement entered into with us, our sponsor, Metric and the Insiders have agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering, in favor of the initial business combination, including the Business Combination with Calidi. Pursuant to the Investment Agreements, the anchor investors have agreed to vote any founder shares held by them in favor of the initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, where the majority of the outstanding shares of common stock is required to approve our initial business combination, our sponsor, Metric, the anchor investors and Insiders control enough of the Company’s voting power that we would be able to approve our initial business combination without the approval of any holders of our public shares.

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

Please see the section entitled “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business —Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

A stockholder will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 and filed a Current Report on Form 8-K, including an audited balance sheet (as amended) demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial

Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business—Comparison of The Initial Public Offering to Those of Blank Check Companies Subject to Rule 419” in the IPO Prospectus.

If we have not completed an initial business combination within the completion window, our public stockholders may be forced to wait beyond September 14, 2023 (assuming we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein) before redemption from our Trust Account.

If we have not completed an initial business combination within the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein), the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), if any, will be used to fund the redemption of our public shares, as further described above under “Item 1. Business—Redemption of Public Shares and Liquidation If No Initial Business Combination”. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the completion window (by September 14, 2023 if we were to exercise the three three-month extensions, of which one extension remains unexercised as described herein) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of our Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Risks Related to Our Business

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements at the time of their engagement waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Operating Partners will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if the Operating Partners believe that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriter of the Initial Public Offering will not execute an agreement with us waiving such claims to the monies in the Trust Account.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the investment management trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (a) the consummation of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination within the completion window, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto. See “—FLAG may be subject to a new 1% U.S. federal excise tax in connection with redemptions of FLAG Common Stock.”

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the completion window, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10-year period following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Our sponsor and Metric may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Since the closing of the Initial Public Offering, our sponsor and Metric beneficially own approximately 55.8% of the issued and outstanding shares of our common stock. Accordingly, they may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our sponsor and Metric purchase any additional shares of our common stock in the aftermarket or in privately negotiated transactions, this would increase their control. In addition, our board of directors, whose members were elected by our sponsor and Metric, is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and prior to the consummation of our initial business combination, only our sponsor and Metric will be able to appoint or remove directors. In addition, prior to the consummation of an initial business combination, holders of a majority of our founder shares may remove a member of our board of directors for any reason. Accordingly, our sponsor and Metric will continue to exert control at least until the consummation of our business combination.

A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.

If (i) we issue additional shares of our Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of our Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to complete an initial business combination with a target business.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stocks or may make it more difficult for us to consummate an initial business combination.

We account for the 14,897,155 warrants issued in Initial Public Offering (the 11,500,000 warrants included in the units and the 3,397,155 private placement warrants) as a warrant liability and record the liability at fair value upon issuance. We will record any changes in fair value in our statement of operations for each period reported as determined by us based upon valuation reports obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and we will incur significant expense in valuing such liabilities on a quarterly basis. Moreover, if we do not consummate the Business Combination with Calidi, potential business combination partners may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We identified a material weakness in our internal control over financial reporting during the year ended December 31, 2022 related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with our audit as of and for the periods ended December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows. See “Item 9A. Controls and Procedures” for more information.

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

Because we must furnish our stockholders with target business financial statements, if we do not consummate the Business Combination with Calidi, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). If we do not consummate the Business Combination with Calidi, these financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we do not consummate the Business Combination with Calidi, we may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

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

FLAG may be subject to a new 1% U.S. federal excise tax in connection with redemptions of FLAG Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by FLAG, in connection with the Business Combination, may be subject to this excise tax. Because any such excise tax would be payable by FLAG and not by the redeeming holder, it could cause a reduction in the value of FLAG Common Stock or cash available for distribution in a subsequent liquidation. Whether and to what extent FLAG would be subject to the excise tax in connection with the Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the business combination) and (iii) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. It is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by FLAG in the event FLAG is unable to complete the Business Combination and redeem 100% of FLAG’s remaining FLAG Common Stock, in which case the amount that would otherwise be received by FLAG public stockholders in connection with a liquidation would be reduced.

Risks Relating to Ownership of Our Securities

Stockholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the consummation of our initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify (i) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, and (c) the redemption of our public shares if we have not consummated our business combination within the completion window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond September 14, 2023 (if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised), before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate their investment, a stockholder may be forced to sell their public shares or warrants, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and public warrants are listed on the NYSE American. We cannot assure investors that our securities will continue to be listed on the NYSE American in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $4,000,000) and a minimum number of holders of our securities (generally 400 holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE American’s initial listing requirements, which are more rigorous than NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our stock price would generally be required to be at least $3.00 per share and our stockholders’ equity would generally be required to be at least $4.0 million, and we would be required to have a minimum of 400 public holders (with at least 50% of such holders holding securities with a market value of at least $2,500). We cannot assure stockholders that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our shares of Class A common stock are a “penny stock” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, shares of our Class A common stock and warrants qualify as covered securities under the statute.

Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis in the circumstances described in “Warrants—Redemption of Warrants When the Price per Share of Our Class A Common Stock Equals or Exceeds $10.00” in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

We may issue additional Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of our Class A common stock, par value $0.0001 per share, 30,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. There are 295,871,976 and 24,250,000 shares of our authorized but unissued Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of our Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of our Class B common stock. Our Class B common stock is automatically convertible into our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth in the “Description of Registrant’s Securities” which is filed as Exhibit 4.5 to this Annual Report , including in certain circumstances in which we issue shares of our Class A common stock or equity-linked securities related to our initial business combination. Immediately after the consummation of the Initial Public Offering, there will be no shares of our preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. We may also issue shares of our Class A common stock to redeem the warrants or upon conversion of the shares of our Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination, any pre-initial business combination activity or any amendment in our amended and restated certificate of incorporation that relates to pre-initial business combination activity. For example, we may not issue additional shares of capital stock that would entitle the holders thereof to vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the consummation of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of our common or preferred stock:

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

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants—Public Stockholders’ Warrants—Anti-dilution Adjustments” in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share. Please see “Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the “Description of Registrant’s Securities” which is filed as Exhibit 4.5 to this Annual Report. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us (except as set forth under “Warrants—Redemption of warrants when the price per share of our Class A common stock equals or exceeds $10.00” in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report) so long as they are held by our sponsor, Metric or their respective permitted transferees.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to our company or our stockholders, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine, except for, as to each of (1) through (4) above, any action (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) as to which the Court of Chancery does not have subject matter jurisdiction. The foregoing provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

Our officers and directors are not required to, and may not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see below under “Item 10. Directors, Executive Officers and Corporate Governance”.

Certain of our officers and directors are now, and any of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate the Business Combination or any other potential initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business to which they have fiduciary or contractual duties. If we do not consummate the Business Combination with Calidi, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that stockholders should be aware of, please see below under “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest” of this Annual Report.

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

Since our sponsor (and, indirectly, our officers and directors) will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they acquired during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination

In April 2021, our sponsor purchased an aggregate of 4,605,750 founder shares for an aggregate purchase price of $20,025, or approximately $0.004 per share. Prior to the initial investment in the company of $20,025 by our sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The number of founder shares issued to our sponsor was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units, and therefore that such founder shares issued to our sponsor would represent approximately 16.02% of the issued and outstanding shares after the Initial Public Offering (not taking into consideration any subsequent sale of founder shares by our sponsor to anchor investors). The founder shares will be worthless if we do not complete an initial business combination. In connection with the investment agreements we entered into with each of the anchor investors, our sponsor and Metric have sold in the aggregate 1,452,654 founder shares to the anchor investors. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 2,583,333 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share. The aggregate of our sponsor’s interest in such transaction to purchase private placement warrants is valued at $3,675,000, or $1.50 per warrant, which amount will be worthless if we do not complete a business combination. The founder shares are identical to the shares of our Class A common stock included in the units which were sold in the Initial Public Offering, except that they are shares of our Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, its affiliates or designees or any of our directors or officers, as the case may be. Up to $4,600,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. The personal and financial interests of our sponsor, officers, and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination.

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

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Our management has determined that there is substantial doubt about our ability to continue as a “going concern.”

At December 31, 2022, we had cash of $93,892 and a working capital deficit of $4,134,242. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure stockholders that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

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

If we take advantage of NYSE American’s controlled company standards, we would be exempt from various corporate governance requirements.

NYSE American listing rules generally define a “controlled company” as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Prior to the vote on our initial business combination, only holders of the founder shares will have the right to vote on the election of directors. More than 50% of the founder shares will be held by our sponsor. Accordingly, prior to the vote on our initial business combination, we would likely satisfy the definition of being a controlled company. We will not use the related exemptions to NYSE American’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE American under the symbols “FLAGU,” “FLAG” and “FLAGW,” respectively.

Holders

Although there are a larger number of beneficial owners, at March 31, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and one holder of record of our separately traded warrants.

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

All of the remaining 5,750,000 shares of Class B common stock and all 3,397,155 private placement warrants are restricted securities under Rule 144 under the Securities Act, in that they were issued in private transactions not involving a public offering. The shares of our Class B common stock and private placement warrants are subject to transfer restrictions and registration rights as more fully described in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities.

Our sponsors are First Light Acquisition Group, LLC (“sponsor”) and Metric Finance Holdings I, LLC (“Metric”), an affiliate of Guggenheim Securities, LLC. The registration statement for our Initial Public Offering was declared effective on September 9, 2021. On September 14, 2021, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Class A common stock” or “public shares”), including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its overallotment option, at $10.00 per Unit, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $22,517,064, consisting of $2,335,058 underwriter fees, $8,050,000 deferred underwriting commissions, $640,129 of actual offering costs, and $11,491,877 of excess fair value of founder shares.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,397,155 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $5,095,733 million.

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $230 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account located in the United States, which is and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. On September 13, 2022, the Company’s stockholders approved the Charter Amendment Proposal to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which was 12 months from the closing date of the Company’s Initial Public Offering of units) to December 14, 2022 (or up to September 14, 2023 if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised). In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of common stock. After giving effect to such redemptions, there was $41,679,745 remaining in the Trust Account. We have until September 14, 2023 to consummate a Business Combination (assuming we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised). However, if we have not completed a Business Combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from inception through December 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the year ended December 31, 2022, we had net income of approximately $3.5 million, which consisted of $4.7 million in general and administrative expenses and a $0.3 million provision for income taxes, offset by a $6.7 million gain on the change in the fair value of warrant liability, $1.6 million earnings and unrealized gain on marketable securities held in the trust account, and a $0.2 million gain on the change in fair value of the forward purchase liability.

For the period from March 24, 2021 (inception) through December 31, 2021, we had net income of approximately $3.4 million, which consisted of $1.8 million in general and administrative expenses and a $0.5 million loss on the change in the fair value of forward purchase units, offset by a $5.6 million gain on the change in the fair value of warrant liability and unrealized gains and interest income on marketable securities of less than $0.1 million.

Going Concern

As of December 31, 2022, the Company had $93,892 in operating cash and working capital deficit of $4,134,242.

The Company’s liquidity needs since September 14, 2021 had been satisfied through a payment from the sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”) (see Note 5 to the financial statements included herein), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs. The Company has also entered into promissory notes with the sponsor and Metric and various related parties to fund the Company’s extension payments and general working capital needs (see Note 5 to the financial statements included herein).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric (“Related Party Promissory Notes”) for an aggregate $490,000. The Related Party Promissory Notes are non-interest bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of December 31, 2022, there is $490,000 outstanding under these agreements.

In November and December 2022, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $905,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a 50% rate per annum, and notes that have 100% interest payable upon the consummation of an initial Business Combination. As of December 31, 2022, the Company has drawn down an aggregate $767,500 on the Promissory Notes. The Company has accrued $7,719 interest related to the 50% per annum interest rate Promissory Notes and a $32,865 contingent interest embedded derivative liability related to the 100% interest rate Promissory Notes payable upon consummation of an initial Business Combination as of December 31, 2022. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.

The underwriter of the Initial Public Offering is entitled to a deferred discount of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On December 6, 2022, the underwriter waived its right to the deferred fee of $8,050,000 it was entitled to upon the consummation of the Business Combination. As such, the deferred underwriter fee payable has been reduced to zero as of December 31, 2022.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of the founder shares and Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights and shareholder agreement dated September 9, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount, which the underwriter has exercised. The underwriter was entitled to a cash underwriting discount of $2,335,058 in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On December 6, 2022, the underwriter waived its right to the deferred fee of $8,050,000 it was entitled to upon the consummation of the Business Combination. As such, the deferred underwriter fee payable has been reduced to zero as of December 31, 2022.

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

In connection with the Business Combination with Calidi, Franklin is not obligated under its forward purchase agreement to purchase the forward purchase shares and has informed the Company that it has determined not to purchase such shares in connection with the consummation of the Business Combination.

The Company accounts for the forward purchase agreement in accordance with the guidance in ASC 815-40 as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statement of operations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make critical accounting estimates that can involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We considered whether we made accounting estimates or assumptions where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgement necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates and assumptions on financial condition or operating performance is material. We have identified the following critical accounting estimates:

Warrant Liability

The Company accounts for the 14,897,155 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Warrants were determined to be liability-classified instruments which are measured at fair value with changes in the fair value at subsequent reporting dates recorded to the statement of operations. The Company transferred Public Warrants from a Level 3 financial measurement to a Level 1 measurement for the period from March 24, 2021 (inception) through December 31, 2021 as a result of the Public Warrants detaching from the Units and becoming separately tradable with quoted prices observable in active markets. The Company transferred Private Placement Warrants from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022 as the valuation inputs are largely driven by the fair value of the Public Warrants for which quoted prices are observable in active markets.

Forward Purchase Units

The company accounts for the 5,000,000 forward purchase units in accordance with ASC Topic 815 as a liability-classified instrument at fair value with changes in fair value at subsequent reporting dates recorded to the statement of operations. The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 - exp(-rt)) where r is the risk-free rate of interest and t is the time to acquisition. The forward purchase units are classified as Level 3 measurements as of December 31, 2022 and 2021.

Contingent Interest Liability

The Company accounts for interest on promissory notes that are payable upon a successful business combination in accordance with ASC Topic 470, “Debt” and ASC 815. The contingent interest meets the criteria of an embedded derivative which requires bifurcation and separate accounting as a liability-classified instrument at fair value with changes in the fair value at subsequent reporting dates recorded to the statement of operations. The contingent interest liability is also treated as an issuance cost of the promissory notes and is recorded against a debt discount. The contingent interest liability is classified as a Level 3 measurement as of December 31, 2022 as valuation inputs are largely driven by the timing and probability of a successful business combination.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the financial statements that discloses recently issued accounting pronouncements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2022 were not effective due to material weaknesses as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2022, our management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified relates to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Specifically, we did not perform an embedded derivative analysis on certain promissory notes with contingent interest features which resulted in bifurcation and separate accounting of the contingent interest features at their fair values and we did not calculate the non-cash warrant liability and forward purchase units as one-half of the Units sold in the Initial Public Offering. Additionally, we incorrectly presented reinvested earnings on the trust account as an adjustment to net income within the operating activities section of the statement of cash flows. The detection of these errors did not trigger a financial restatement and had no impact on previously issued financial statements.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation Plan

The Chief Financial Officer performed additional post-closing review procedures including consulting with subject matter experts related to the accounting for derivatives and marketable securities. The Company’s management has also retained an additional consultant to provide additional review and subject matter expertise.

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

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Director Class	Position
Thomas A. Vecchiolla	67	III	Chief Executive Officer and Chairman
Michael J. Alber	65	—	Chief Financial Officer
Michael C. Ruettgers	80	I	Lead Independent Director
William J. Fallon	78	II	Independent Director
Jeanne C. Tisinger	61	II	Independent Director

Thomas A. Vecchiolla

Thomas A. Vecchiolla has served as a director and an Operating Partner of our company since September 2021 and our Chief Executive Officer since December 22, 2022. An aerospace and defense industry executive, Mr. Vecchiolla has over 40 years of experience in leadership, global sales and operations, organic and inorganic growth, global customer relationships, resource management, and organizational effectiveness. He is also a director of Gencor Industries, Inc., a manufacturer of heavy machinery. Prior to joining our company, he was most recently Chairman, Chief Executive Officer and President of ST since September 2018. Mr. Vecchiolla led the U.S. sector of Singapore Technologies Engineering Ltd on its increase in growth and profitability, which included restructuring, integration, shared service implementation, creating new business opportunities as well as acquisitions and divestures. He held a number of board positions including serving on ST’s Special Security Agreement board. He joined ST after establishing his own aerospace and defense consulting firm, Artisan Consulting, LLC, in September 2017. He was also associated with The Boston Consulting Group as a Senior Advisor.

Prior to September 2017, Mr. Vecchiolla was with the Raytheon Company, now Raytheon Technologies Corporation, (“Raytheon”) for over 15 years. As the President of Raytheon International, Inc., he led the expansion of international revenue and profitability as he was responsible for the establishment of several new international operating companies, as well as the company’s international strategy, sales, marketing, and world-wide customer relationships with 17 global offices. He led Raytheon’s engagement with U.S. departments of State, Commerce, and Defense as well as the National Security Council, with responsibility for Raytheon’s international revenue. He previously was a sector Vice President for Raytheon’s Integrated Defense Systems business. Prior to his employment with Raytheon, Mr. Vecchiolla was a Vice President with Commerce One, a leading e-government solutions provider.

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

Mr. Vecchiolla holds a Bachelor of Science from the U.S. Naval Academy and a Master of Science from the University of Southern California. He maintains his certifications as a general aviation pilot and is a “Wash100” award recipient.

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

1 Board to review and confirm bios and age updates.

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

Michael C. Ruettgers (Lead Independent Director)

Michael C. Ruettgers has served as our lead independent director since September 2021. Mr. Ruettgers has over 30 years of experience as a senior leader and board member for leading public and private technology companies. Mr. Ruettgers is the former Chairman and Special Advisor for EMC Corporation (“EMC”). EMC was one of the world leaders in products, services, and solutions for information storage and management. He joined EMC in 1988, and served as CEO from 1992 until January 2001, leading the company in a decade-long trajectory of accelerating profitable growth. During his tenure, EMC’s revenues grew from approximately $385 million in 1992 to approximately $8.8 billion in 2000 and he was named one of the “World’s Top 25 Executives” by BusinessWeek, one of the “Best CEOs in America” by Worth Magazine, and one of the “25 Most Powerful People in Networking” by Network World.

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

Jeanne C. Tisinger (Independent Director)

Jeanne C. Tisinger has served as an independent director on our board of directors since September 2021. Ms. Tisinger has extensive experience delivering the enabling technology and business services for the Central Intelligence Agency’s (“CIA”) global operations. As former Deputy Director of CIA for Support (“DDS”) she reported to the Director of the CIA and was responsible for cyber/personnel/physical security, infrastructure, finance, supply chain management, real estate acquisition and management, medical, human resources, and associated information technology.

Prior to her role as DDS, Ms. Tisinger served as CIA’s Chief Information Officer, where she held worldwide responsibility for Enterprise Information Technology strategy, architecture development, infrastructure operations, software development, and service delivery. She drove enhancements to the CIA’s resiliency posture and significantly advanced inter- and intra-agency collaboration capabilities. She constructed and executed the CIA’s acquisition strategy for commercial cloud services, resulting in the partnership with Amazon to provide an Amazon Web Services cloud for the Top Security Intelligence Community (“IC”) Marketplace, while concurrently enhancing the IC’s cyber security posture.

Ms. Tisinger is currently a senior advisor for Mastercard’s executive leadership team. She also serves as a consultant on technology strategy, cyber defense, shared services and workforce inclusion for a variety of clients including financial services, technology solutions providers, energy, and national defense. Ms. Tisinger is an independent director for Axiom, which is designing and building the next generation of space suits for NASA as well as the first commercial replacement for the international space station. Ms. Tisinger is an independent director for Synack a crowd sourced company performing cyber security testing services and platform.

In addition, Ms. Tisinger serves as an independent director for Midwest Reliability Organization, which is an organization that oversees the mitigation of risks to the safety and security of North America’s bulk-power system, and for Satelles, Inc. (Chairman), which is a secure and resilient position, navigation and timing service that compliments and backs up the global positioning system operated by the U.S. Department of Defense. Ms. Tisinger also serves as a member of the board of advisors of Virginia Tech’s Hume Center for National Security and Technology and a member of the board of directors of the CIA Officers’ Memorial Foundation, which benefits the survivors of fallen CIA officers.

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

Number and terms of office of officers and directors

Our board of directors consists of four members. Holders of at least a majority of our founder shares have the exclusive right to elect and remove any of our directors prior to consummation of our initial business combination and the holders of our public shares will not have the right to vote on the election or removal of any director during such time. These provisions of our amended and restated certificate of incorporation that relate to the appointment and removal of directors prior to our initial business combination may only be amended by a resolution passed by holders of at least 90% of the outstanding common stock. Each of our directors holds office for a three-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of at least a majority of the remaining directors of our board (or, prior to our initial business combination, at least a majority of the holders of our founder shares).

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

Director independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of William Fallon, Michael Ruettgers and Jeanne Tisinger is an “independent director” as defined in NYSE American listing standards and applicable SEC rules. Our independent directors conduct regularly scheduled meetings at which only independent directors are present.

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

Committees of the board of directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE American and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger are members of our audit committee. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent under the NYSE American listing standards and applicable SEC rules. Michael C. Ruettgers serves as chair of the audit committee. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Michael C. Ruettgers qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger serve as members of our compensation committee. Jeanne C. Tisinger serves as chair of the compensation committee. Under the NYSE American listing standards, we are required to have a compensation committee composed entirely of independent directors. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE American and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger serve as members of our nominating and corporate governance committee. William J. Fallon serves as chair of the nominating and corporate governance committee. Under the NYSE American listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our Board has determined that each of Michael C. Ruettgers, William J. Fallon and Jeanne C. Tisinger is independent.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Stockholders are able to review a copy of the Code of Business Conduct and Ethics and charters for each of our committees by accessing our public filings at the SEC’s web site at www.sec.gov and on our website at https://firstlightacquisition.com/. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s business	Affiliation
Thomas A. Vecchiolla	Artisan Consulting, LLC	Consulting/Aircraft lease	Founder
	Gencor Industries, Inc.	Manufacturer	Director

Michael J. Alber	AceInfo/Dovel	Technology Services	SSA Board

	Sincerus Global Solutions	Technology/Security Solutions	Advisory Board

William J. Fallon	GoSecure	Cyber Security	Vice Chair of Board
	Fast Data.io	IT/Data	Director
	Sevco Security Inc.	Cyber Security	Advisory Board

Individual	Entity	Entity’s business	Affiliation
	Global Alliance Advisors, LLC	International Consulting	Principal
	Tilwell Petroleum, LLC	Aviation Fuels	Partner
	William J. Fallon & Assoc., LLC	Consulting	Founder
	Ten Eleven Ventures	Venture Capital	Advisory Board
	American Security Project	Public Policy Think Tank	Director
	Naval Historical Foundation Lawrence	Naval History	Chairman of Board
	Livermore National Lab Georgetown University	Research and Development	Advisory Board
	Institute for the Study of Diplomacy Walsh School of Foreign Service	Education	Advisory Board
	Occidental College	Education	Advisory Board

Michael C. Ruettgers	Virsec Lumicell Inc. The Orvis Company, Inc. Idaho State University	Cyber security Healthcare Retail Education	Director Director Director Business school leadership council member

	WGBH Boston’s Public Broadcasting	Education	Scientific Advisory Board

	New England Chapter of National Association of Corporate Directors	Nonprofit	Director

	Boston’s Museum of Fine Arts	Art	Advisor

Jeanne C. Tisinger	JCT Consulting	Technology Services and Program Management Consulting	President and Founder
	Midwest Reliability Organization	Oversight of North America’s Bulk Power System	Independent Director
	Satelles	Communications Technology Services	Chairman of Board
	Mastercard	Payment Card Technology	Advisor
	Axiom	Space Technology services and systems	Independent Director
	Synack	Cyber security testing	Independent Director
	CIA Officers’ Memorial Foundation	Charity to benefit survivors of fallen officers	Chairman, CEO and President
	Hume Center for National Security and Technology	Education	Advisory Board
	CS Acquisition Corp	SPAC	Independent Director
	Data Stream	Cyber Insurance	Chairman of Board

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

•

Our sponsor, officers, directors and Metric have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify (A) the substance or timing of our obligation to provide holders of shares of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination within the completion window or (B) any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within the completion window (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). The anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our initial business combination and to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate our initial business combination within the completion window (although with respect to any public shares they hold they will be entitled to redemption rights in connection with the consummation of our initial business combination or liquidating distributions from the Trust Account if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares generally will not be transferable, assignable by our initial stockholders until the earliest of (A) one year after the consummation of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) subsequent to our initial business combination, the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or Metric or their respective permitted transferees until 30 days after the consummation of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We have the option to pay monthly recurring expenses of $10,000 to our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 24 months from the closing of the Initial Public Offering, our sponsor may be paid a total of $180,000 for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023, by:

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

Name and address of beneficial owner(1)	Number of shares beneficially owned	Percentage of shares of common stock outstanding
First Light Acquisition Group, LLC (our sponsor)(1)(3)	2,575,803	38.4%
Metric Finance Holdings I, LLC(2)	871,543	17.4%
Polar Asset Management Partners Inc.(4)	412,800	9.9%
Woodline Partners LP(5)	400,000	9.7%
683 Capital Management, LLC(6)	300,000	7.3%
Bank of Montreal (7)	329,128	7.97%
Hudson Bay Capital Management LP(8)	500,000	12.11%
Koch Industries, Inc.(9)	356,098	8.62%
Jackson Investment Group(10)	450,000	9.82%
Meteora(11)	400,000	9.7%
First Trust Merger Arbitrage Fund(12)	385,000	9.3%
Michael J. Alber(13)	—	—
William J. Fallon(13)	—	—
Michael C. Ruettgers(13)	—	—
Jeanne C. Tisinger(13)	—	—
Thomas A. Vecchiolla(13)	—	—
All directors and officers as a group (5 individuals)(14)	—	—

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o First Light Acquisition Group, Inc., 11110 Sunset Hills Road #2278 Reston, VA 29190
(2)	Represents shares directly held by Metric Finance Holdings I, LLC. The address of the foregoing reporting person is 330 Madison Avenue, New York, New York, 10017.
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

(4)

Beneficial ownership is based solely on ownership as set forth in a Form 4 filed by Polar Asset Management Partners Inc. on October 21, 2022. The address for the foregoing reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. The Form 4 and Schedule 13G filed by Polar Asset Management Partners Inc. do not name a natural person who directly or indirectly exercises sole or shared voting and/or dispositive power with respect to the securities. The Form 4 and last filed Schedule 13G amendment is signed by Andrew Ma, Chief Compliance Officer.

(5)

Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Woodline Partners LP on February 10, 2023. The address for the foregoing reporting person is 4 Embarcadero Center, Suite 3450, San Francisco, CA 94111. The Schedule 13G does not name a natural person who directly or indirectly exercises sole or shared voting and/or dispositive power with respect to the securities. The Schedule 13G is signed by Erin Mullen, as General Counsel and Chief Compliance Officer.

(6)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13G filed by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman on February 14, 2023 reporting shared voting and dispositive power over 300,000 shares of FLAG Class A Common Stock and 75,758 shares of FLAG Class B Common Stock. The address for the foregoing reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(7)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13G filed by Bank of Montreal and Bank of Montreal New York Branch on February 6, 2023 reporting sole voting and dispositive power over 329,128 shares of FLAG Class A Common Stock. The address for the foregoing reporting persons is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

(8)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13G filed by Hudson Bay Capital Management LP and Mr. Sander Gerber on November 8, 2022 reporting shared voting and dispositive power over 500,000 shares of FLAG Class A Common Stock. The address for the foregoing reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(9)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13G filed by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”), and Koch Industries, Inc. (“Koch Industries”) on November 8, 2022. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the shares of FLAG Class A Common Stock held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The address for the foregoing reporting persons is 4111 E. 37th Street North, Wichita, KS 67220. The Schedule 13G does not name a natural person who directly or indirectly exercises sole or shared voting and/or dispositive power with respect to the securities. The Schedule 13G is signed by Raffaele G. Fazio, as Vice President, Secretary, and Assistant Secretary, as applicable.

(10)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13D filed by Jackson Investment Group, LLC and Richard L. Jackson on September 21, 2022 reporting shared voting and dispositive power over 450,000 shares of FLAG Class B Common Stock. The address for the foregoing reporting persons is 2655 Northwinds Parkway, Alpharetta, GA 30009.

(11)	The address of the foregoing reporting person is 1200 N Federal Hwy, Suite 200 Boca Raton, FL 33432.
(12)

Beneficial ownership is based solely on ownership as set forth in the Schedule 13G filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”), and FTCS Sub GP LLC (“Sub GP”) on February 14, 2023, reporting sole voting and dispositive power over 385,000 shares of FLAG Class A Common Stock by VARBX and sole voting and dispositive power over 400,000 shares of FLAG Class A Common Stock by FTCM, FTCS and Sub GP. The address for VATBX is 235 West Galena Street, Milwaukee, WI 53212, and the address for FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The Schedule 13G does not name natural persons who directly or indirectly exercises sole or shared voting and/or dispositive power with respect to the securities. The Schedule 13G is signed by Joy Ausili, as Vice President and Assistant Secretary of VARBX and Chad Eisenberg, as Chief Operating Officer of FTCM, FTCS and Sub GP.

(13)	Such individual has an indirect economic interest in the company’s securities through ownership of membership interests of a series of the sponsor, but does not beneficially own such shares.

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

Permitted transferees of our sponsor, directors, officers and Metric are subject to the same written agreements as our sponsor, directors, officers and Metric including, among others, with respect to (i) voting any founder shares and shares of our Class A common stock owned by them in favor of the initial business combination, (ii) agreeing to not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of public shares if we do not complete an initial business combination within the completion window or any other provision thereof relating to stockholders’ rights or pre-initial business combination activity and (iii) waiving their redemption rights and rights to liquidating distributions. Permitted transferees of the anchor investors are subject to the same written agreements as the anchor investors including, among others, the agreement to vote any founder shares owned by them in favor of our initial business combination.

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

Our sponsor and Metric (which is not an affiliate of our sponsor) purchased an additional 3,397,155 private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of the Initial Public Offering for gross proceeds of $5,095,733. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (and shares of our Class A common stock issued or issuable upon exercise thereof) may not be transferred, assigned or sold by the holder until 30 days after the consummation of our initial business combination, except with respect to certain permitted transfers described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Restrictions on transfers of founder shares and private placement warrants”. The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor, Metric or their respective permitted transferees, (i) they will not be redeemable by us, except as otherwise set forth herein, (ii) they (and the shares of our Class A common stock issued or issuable upon exercise of these warrants) may not be transferred, assigned or sold by our sponsor or Metric until 30 days after the consummation of our initial business combination, except with respect to certain permitted transfers described above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Restrictions on transfers of founder shares and private placement warrants,” (iii) they may be exercised by the holders on a cashless basis and (iv) with respect to private placement warrants held by Metric, they will not be exercisable more than five years from the commencement of sales of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8)(A).

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

In connection with the Business Combination with Calidi, Franklin is not obligated under its forward purchase agreement to purchase the forward purchase shares and has informed the Company that it has determined not to purchase such shares in connection with the consummation of the Business Combination. See “Forward Purchase Shares” in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report.

Registration Rights

The holders of the founder shares (including anchor investors), the private placement warrants, and any warrants that may be issued upon conversion of loans extended to us (and any shares of our Class A common stock issued or issuable upon the conversion of such founder shares or exercise of such warrants) will be entitled to registration rights pursuant to a Registration and Stockholder Rights Agreement incorporated by reference as an exhibit to this Annual Report requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A common stock). On and after the date we consummate our initial business combination, the holders of at least a majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, as described more fully in “Registration and Stockholder Rights” in the “Description of Registrant’s Securities,” which is filed as Exhibit 4.5 to this Annual Report. Notwithstanding the foregoing, the registration rights relating to the founder shares and the private placement warrants held by Metric shall comply with the requirements of FINRA Rule 5110(g)(8)(B)-(D), namely that Metric may not exercise its demand and “piggy-back” registration rights after five and seven years, respectively, from the commencement of sales of the Initial Public Offering and may not exercise its demand right on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

As more fully discussed herein in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Relationship with Metric

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

On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric (“Related Party Promissory Notes”) for an aggregate $490,000. The Related Party Promissory Notes are non-interest bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of December 31, 2022, there is $490,000 outstanding under these agreements.

Related Party Loans

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or any of our officers and directors may, but are not obligated to, loan us funds as may be required. Further, if our sponsor elects to extend the period of time to consummate our initial business combination beyond 24 months from the closing of the Initial Public Offering, our sponsor (or its affiliates or designees) may be required to deposit additional funds into the Trust Account in the form of a loan to us, as described under the heading “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination” above. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $4,600,000 of such loans that may be extended to us by our sponsor, its affiliates or designees or any of our directors or officers, as the case may be, may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or designees or our directors or officers as we do not believe third parties will be willing to loan such funds and waive any and all rights to seek access to funds in our Trust Account.

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

In November 2022, December 2022, and January 2023, we issued Promissory Notes to certain officers, directors and others with an aggregate borrowing capacity of $710,000 to fund working capital and payments in connection with the extension of the deadline by which we must complete our initial business combination. Under the terms of such notes, we are required to pay interest on the notes at a per annum rate of 50% to 100% of the loan amount of the Promissory Notes. On December 13, 2022, we issued the Jackson Note to Jackson Investment Group, LLC, an existing FLAG investor, with a borrowing capacity of $205,000. Under the terms of the Jackson Note, we are required to pay interest at a per annum rate of 50% of the loan amount. On December 27, 2022, we issued the Calidi Note to Calidi with a borrowing capacity of $75,000. The Calidi Note bears no interest. Each of the Promissory Notes, the Jackson Note and the Calidi Note is payable in full on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. The outstanding principal balance under these notes was $767,500 as of December 31, 2022.

Licensing Arrangement

In connection with the Initial Public Offering, the manager of our sponsor, FLAG Sponsor Manager, LLC (the “Sponsor Manager”), entered into a licensing arrangement with our company and our sponsor to allow each of them limited rights to use the name “First Light Acquisition Group,” which the Sponsor Manager owns. The licensing arrangement provides for such license on a non-exclusive and royalty-free basis, directly to each of our company and our sponsor, and contains customary quality control provisions.

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

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the consummation of our initial business combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the consummation of our initial business combination:

•	repayment of up to an aggregate of $490,000 in loans made to us by our Sponsor and Metric to cover offering-related and organizational expenses;

•	payment to our sponsor of $10,000 per month for administrative support and services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing our initial business combination; and

•

repayment of loans which may be made by our sponsor, its affiliates or designees or any of our directors or officers, as the case may be, to finance transaction costs in connection with our initial business combination or to extend the period of time to consummate our initial business combination beyond the completion window. Up to $4,600,000 of such loans may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period; except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis any payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 24, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 totaled $199,990 and $138,675, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for consultations concerning financial accounting and reporting standards for the period from March 24, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

Tax Fees. We did not pay BDO for tax planning and tax advice for the period from March 24, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

All Other Fees. We did not pay BDO for other services for the period from March 24, 2021 (inception) through December 31, 2021 and the year ended December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of January 9, 2023, by and among FLAG, Calidi Biotherapeutics, Inc., Merger Sub, the Purchaser Representative, the Seller Representative (6)

2.2	Amendment No. 1, dated as of February 9, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Allan Camaisa (7)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

4.5*	Description of Registrant’s Securities

10.1	Investment Management Trust Agreement, dated September 9, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.2	Registration and Stockholder Rights Agreement, dated September 9, 2021, among the Company, the sponsor, Metric and other parties thereto (1)

10.3	Private Placement Warrants Purchase Agreement, dated September 9, 2021, among the Company, the sponsor and Metric (1)

10.4	Administrative Services Agreement, dated September 9, 2021, between the Company and the sponsor (1)

10.5	Letter Agreement, dated September 9, 2021, among the Company, Michael J. Alber, the sponsor and Metric (1)

10.6	Letter Agreement, dated September 9, 2021, among the Company, Thomas A. Vecchiolla, the sponsor and Metric (1)

10.7	Letter Agreement, dated September 9, 2021, among the Company, Michael C. Ruettgers, the sponsor and Metric (1)

10.8	Letter Agreement, dated September 9, 2021, among the Company, William J. Fallon, the sponsor and Metric (1)

10.9	Letter Agreement, dated September 9, 2021, among the Company, Jeanne C. Tisinger, the sponsor and Metric (1)

10.10	Letter Agreement, dated September 9, 2021, between the sponsor and Metric(1)

10.11	Indemnity Agreement, dated September 9, 2021, between the Company and Michael J. Alber (1)

10.12	Indemnity Agreement, dated September 9, 2021, between the Company and Thomas A. Vecchiolla (1)

10.13	Indemnity Agreement, dated September 9, 2021, between the Company and Michael C. Ruettgers (1)

10.14	Indemnity Agreement, dated September 9, 2021, between the Company and William J. Fallon (1)

10.15	Indemnity Agreement, dated September 9, 2021, between the Company and Jeanne C. Tisinger (1)

10.16	Amended and Restated Forward Purchase Agreement, dated August 20, 2021, between the Company and Franklin Strategic Series—Franklin Small Cap Growth Fund (2)

10.17	Promissory Note, dated March 29, 2021, between the Company and the sponsor (2)

10.18	Form of Investment Agreement, by and among the Company, the sponsor, Metric and the Anchor Investors (2)

10.19	Amendment to the Investment Management Trust Agreement, dated September 15, 2022 between the Company and Continental Stock Transfer & Trust Company, as trustee (3)

10.20	Sponsor Promissory Extension Note, dated September 13, 2022 between the Company and the Sponsor (3)

10.21	Metric Promissory Extension Note, dated September 13, 2022 between the Company and Metric (3)

10.22*	Promissory Note, dated December 13, 2022 between the Company and Jackson Investment Group, LLC

10.23*	Promissory Note, dated December 27, 2022 between the Company and Calidi Biotherapeutics, Inc.

10.24	Form of Sponsor Agreement, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and certain other parties thereto (6)

10.25	Form of Voting and Lock-Up Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi Biotherapeutics, Inc. and certain holders of Calidi Biotherapeutics, Inc. (6)

10.26	Form of Registration Rights Agreement, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Metric Finance Holdings I, LLC (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this report.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021 and as thereafter amended on September 7, 2021.
(3)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 16, 2022.
(4)	Previously filed as an exhibit to our current Report on Form 10-K filed on March 30, 2022.
(5)	Previously filed as an annex to our proxy statement/prospectus on Form S-4 filed on February 10, 2023.
(6)	Previously filed as an exhibit to our current Report on Form 8-K filed on January 9, 2023.
(7)	Previously filed as an exhibit to our current Report on Form 8-K filed on February 10, 2023.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

FIRST LIGHT ACQUISITION GROUP, INC.

By:	/s/ Thomas Vecchiolla
Name:	Thomas Vecchiolla
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Vecchiolla Thomas Vecchiolla	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2023

/s/ Michael J. Alber Michael J. Alber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Michael C. Ruettgers Michael C. Ruettgers	Director	March 31, 2023

/s/ William J. Fallon William J. Fallon	Director	March 31, 2023

/s/ Jeanne C. Tisinger Jeanne C. Tisinger	Director	March 31, 2023

FIRST LIGHT ACQUISITION GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
First Light Acquisition Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of First Light Acquisition Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these
matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
BDO USA, LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2023

FIRST LIGHT ACQUISITION GROUP, INC.
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:

Cash	$93,892	$1,062,653
Accounts receivable	870	—
Prepaid expenses - current	306,909	420,908

Total Current Assets	401,671	1,483,561
Non-current assets:
Marketable securities held in trust account	42,453,107	230,004,784
Prepaid expenses - noncurrent	—	280,944

Total Non-current Assets	42,453,107	230,285,728

TOTAL ASSETS	$42,854,778	$231,769,289

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$3,219,620	$347,146
Accounts payable	51,074	63,839
Accrued interest payable	7,719	—
Promissory notes – related parties, net of debt discount	1,224,635	—
Contingent interest liability	32,865	—

Total Current Liabilities	4,535,913	410,985
Non-current liabilities:
Warrant liability	745,000	7,469,150
Forward purchase unit liability	326,234	521,184
Deferred underwriting fee payable	—	8,050,000

Total Non-current Liabilities	1,071,234	16,040,334

TOTAL LIABILITIES	5,607,147	16,451,319

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and 4,128,024 and 23,000,000 outstanding as of December 31, 2022 and 2021, respectively, at redemption value	42,453,107	230,004,784
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 4,128,024 and 23,000,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(5,206,051)	(14,687,389)

Total Stockholders’ Deficit	(5,205,476)	(14,686,814)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$42,854,778	$231,769,289

The accompanying notes are an integral part of these financial statements

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the period From March 24, 2021 (Inception) Through December 31, 2021

Operating costs	$4,669,524	$1,781,700

Loss from operations	(4,669,524)	(1,781,700)
Other income (expense):
Unrealized gain on marketable securities held in Trust Account	—	3,115
Earnings on marketable securities held in Trust Account	1,627,601	1,669
Change in fair value of warrant liability	6,724,150	5,653,850
Change in fair value of forward purchase units	194,950	(490,184)

Other income, net	8,546,701	5,168,450

Income before provision for income taxes	3,877,177	3,386,750
Provision for income taxes	(346,987)	—

Net Income	$3,530,190	$3,386,750

Weighted average shares outstanding of redeemable Class A common stock	17,674,483	8,890,071
Basic and diluted net income per share, redeemable Class A common stock	$0.18	$1.03
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,750,000
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.05	$(1.00)
The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO
POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A common stock Subject to possible Redemption		Class B common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Redemption of Class A common stock	(18,871,976)	(190,010,529)	—	—	—	—	—
Sponsor share repurchase financing	—	—	—	—	360,000	—	360,000
Waiver of deferred underwriter fee payable	—	—	—	—	—	8,050,000	8,050,000
Remeasurement of Class A common stock to redemption value	—	2,458,852	—	—	(360,000)	(2,098,852)	(2,458,852)
Net income	—	—	—	—	—	3,530,190	3,530,190

Balance – December 31, 2022	4,128,024	$42,453,107	5,750,000	$575	$—	$(5,206,051)	$(5,205,476)

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A common stock Subject to possible Redemption		Class B common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 24, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,605,750	461	19,564	—	20,025
Issuance of Class B common stock to Metric			1,144,250	114	4,861		4,975
Issuance of Class A common stock	23,000,000	198,363,610	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	—	—	2,081,733	—	2,081,733
Forward purchase units liability	—	—	—	—	(31,000)	—	(31,000)
Excess fair value of anchor investor shares over purchase price	—	—	—	—	11,491,877	—	11,491,877
Accretion of Class A common stock to redemption value	—	31,636,390	—	—	(13,567,035)	(18,069,355)	(31,636,390)
Remeasurement of Class A common stock to redemption value	—	4,784	—	—	—	(4,784)	(4,784)
Net income	—	—	—	—	—	3,386,750	3,386,750

Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
STATEMENT OF CASH FLOWS

	For the Twelve Months Ended December 31, 202 2	For the period from March 24, 2021 (Inception) through December 31, 2021

Cash Flows Used in Operating Activities :
Net income	$3,530,190	$3,386,750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in unrealized gain on marketable securities held in Trust Account	(134,540)	(3,115)
Interest income	—	(1,669)
Change in fair value of warrant liability	(6,724,150)	(5,653,850)
Change in fair value of forward purchase liability	(194,950)	490,184
Sponsor share repurchase financing expense	360,000	—
Allocation of deferred offering cost for warrant liability	—	989,674
Changes in operating assets and liabilities:
Accounts receivable	(870)	—
Prepaid expenses	394,943	(701,852)
Accrued expenses	2,872,474	347,146
Accrued interest	7,719	—
Accounts payable	(12,765)	63,839

Net cash provided by (used in) operating activities	98,051	(1,082,893)

Cash Flows from Investing Activities
Purchase of marketable securities held in Trust Account	(2,324,312)	(230,000,000)
Proceeds from sale of investments	190,010,529	—

Net cash provided by (used in) investing activities	187,686,217	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Issuance of Class A common stock	—	230,000,000
Payment for underwriting fee	—	(2,335,058)
Proceeds from sale of Class B common stock to Sponsor and Metric	—	25,000
Proceeds from the sale of Private Placement Warrants	—	5,095,733
Proceeds from promissory notes – related parties	1,257,500	188,804
Repayment of promissory note – related party	—	(188,804)
Payment of Class A common stock redemptions	(190,010,529)	—
Payment of deferred offering costs	—	(640,129)

Net cash (used in) provided by financing activities	(188,753,029)	232,145,546

Net Change in Cash	(968,761)	1,062,653
Cash – Beginning of period	1,062,653	—

Cash – End of period	$93,892	$1,062,653

Supplemental Non-Cash Investing and Financing Activities:
Initial measurement of Class A common stock subject to possible redemption	$—	$198,363,610
Remeasurement of Class A common stock subject to possible redemption	$2,458,852	$31,641,174
Initial fair value of public warrant liability	$—	$10,109,000
Initial fair value of private warrant liability	$—	$3,014,000
Initial fair value of forward purchase units liability	$—	$31,000
Initial measurement of contingent interest liability	$32,865	$—
Initial measurement of debt discount	$32,865	$—
Deferred underwriting fee payable	$(8,050,000)	$8,050,000
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (“Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of investment income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on September 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. On September 13, 2022, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination transaction (the “Charter Amendment Proposal”) from September 14, 2022 (the date which was 12 months from the closing date of the Company’s initial public offering of units) t
o September 14, 2023 (assuming we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised) (th
e “Combination Period”). In connection with the Charter Amendment Proposal, stockholders elected to redeem
18,871,976
shares of the Company’s Class A common stock, par value $
0.0001
per share (“common stock”). After giving effect to such redemptions, there was $
41,679,745
remaining in the trust account.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, rising interest rates and increased inflation and their macro-economic impact, and the Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that such could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
As of December 31, 2022, the Company had $93,892 in operating cash and a working capital deficit of $4,134,242.
The Company’s liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “founder shares”) (see Note 5), the Initial Public Offering, and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and entered into promissory note agreements to fund the extension of the Combination Period.
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
pandemic, rising interest rates and increased inflation and their macro-economic impact, the Russia-Ukraine war on the industry, and their effect on the Company’s financial position, results of its operations and/or search for a target company.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,892
and
$
1,062,653 of cash and
no
cash equivalents as of December 31, 2022 and 2021, respectively.

Marketable Securities Held in Trust Account
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering (or up to 24 months if we were to exerc ise the three three-month extensions available pursuant to the amended and restated certificate of incorporation, of which one extension remains unexercised, provided tha
t the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, (the “Extension Fee”) which amount shall be deposited tin the Trust Account, and further provided that if the Company enters into a merger, acquisition or other business combination agreement in connection with the initial Business Combination, the subsequent two three-month extensions will occur automatically without requiring the Sponsor to pay the Extension Fee) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction of
shares of Class A common stock outstanding to 4,128,024. The Company had $42,453,107 and $230,004,784
of marketable securities held in the trust account as of December 31, 2022 and 2021, respectively.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,064 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 8), $640,129 of actual offering costs, and $
11,491,877 of excess fair value of founder shares over the purchase price) were recognized with $989,674 included in operating costs as an allocation for the Public Warrants, and
$21,527,390

included as a reduction to Class A common stock subject to possible redemption
.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024. Accordingly, at December 31, 2022 and 2021, 4,128,024 and 23,000,000 shares, respectively, of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet
s
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. On December 31, 2021, the Company recorded an accretion of $31,636,390, $13,567,035 of which was recorded in additional paid-in
capital and $18,069,355 was recorded in accumulated deficit. From the period from March 24, 2021 (inception) through December 31, 2021, the Company recorded accretion of $31,641,174 to remeasure Class A common stock subject to possible redemption to redemption value of $230,004,784.
For the year ended December 31, 2022, the Company recorded accretion of $
2,458,852 to remeasure Class A common stock subject to possible redemption to redemption value of $42,453,107.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
The following tables reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Year Ended December 31, 2022
Net income	$3,530,190
Accretion of temporary equity to redemption value	(2,458,852)

Net income including accretion of temporary equity to redemption value	$1,071,338

	For the Year Ended December 31, 2022
	Class A	Class B
Allocation of net income including accretion of temporary equity	$808,358	$262,980
Plus: accretion applicable to Class A redeemable shares	2,458,852	—

Total income by Class	$3,267,210	$262,980
Weighted average number of shares	17,674,483	5,750,000
Income per share	$0.18	$0.05

For the period from March 24, 2021 (inception) through December 31, 2021
Net income	3,386,750
Accretion of temporary equity to redemption value	(31,641,174)

Net loss including accretion of temporary equity to redemption value	$(28,254,424)

	For the period from March 24, 2021 (inception) through December 31, 2021
	Class A	Class B
Allocation of net loss including accretion of temporary equity	$(22,485,584)	$(5,768,840)
Plus: accretion applicable to Class A redeemable shares	31,641,174	—

Total income (loss) by Class	$9,155,590	$(5,768,840)
Weighted average number of shares	8,890,071	5,750,000
Income (loss) per share	$1.03	$(1.00)
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
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
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
paid-in
capital.
Contingent Interest Liability
The Company accounts for interest on promissory notes that are payable upon a successful business combination in accordance with ASC Topic 470, “Debt” and ASC 815. The contingent interest meets the criteria of an embedded derivative which requires bifurcation and separate accounting at fair value with changes in the fair value at subsequent reporting dates recorded to the statement of operations. The contingent interest liability is also treated as an issuance cost of the promissory notes and is recorded against a debt discount. See Note 5.
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
NOTE 3 — INITIAL PUBLIC OFFERING
On September 9, 2021, pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one warrant (“Public Warrant”). Each whole Public Warrant is anticipated to entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
An aggregate of $
10.00
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
Following the closing of the Initial Public Offering, $230,000,000 of the IPO proceeds was held in the Trust Account. In addition, $2,081,180 of cash is not held in the Trust Account and was available for working capital purposes at the date of the IPO.
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
In September 2022, the Sponsor and Metric sold an aggregate of 850,000 of its
Founder Shares to two third-party investors for cash and, as needed, consulting services, to fund the Company’s extension period and provide and general working capital. The consulting services offered were considered a benefit that the Company realized as a result of the Sponsor and Metric’s transaction with the third-party investors. The fair value of the consulting services of $360,000 was determined to be a financing expense in accordance with Staff Accounting Bulletin Topic 5A.
Promissory Note — Related Parties
In March 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest
bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company had borrowed $188,804 under the Note and repaid the outstanding amount in full on September 14, 2021. As of December 31, 2022 and 2021, the Company did not have any amounts outstanding under the note.
On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric (“Related Party Promissory Notes”) for an aggregate $490,000. The Related Party Promissory Notes are non-interest
bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of December 31, 2022, there is $490,000 outstanding under these agreements.

In November and December
 2022, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $905,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a

50
%
 rate per annum, and notes that have

100
% interest payable upon the consummation of an initial Business Combination. As of December 31, 2022, the Company has drawn down an aggregate $767,500 on the Promissory Notes.
The Company has accrued $
7,719
interest related to the
50
% per annum interest rate Promissory Notes and

a
 $
32,865
contingent interest embedded derivative liability related to th
e

%
 interest rate Promissory Notes payable upon consummation of an initial Business Combination as of December 31, 2022. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor intends to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to have the ability to repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company intends to have the ability to use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Support Agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.
NOTE 6 — STOCKHOLDERS’ EQUITY
Preferred stock —
 The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Class
 A common stock —
 The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in reductions to shares of Class A common stock outstanding to 4,128,024
. At December 31, 2022 and 2021, there were
 4,128,024 and 23,000,000

shares of Class A common stock subject to possible redemption issued and outstanding at redemption price of $10.00 per share.
Class
 B common stock —
 The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
NOTE 8 — COMMITMENTS AND CONTINGENCIES
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
Underwriter Agreement
The Company granted the underwriter a
45-day
option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discount, which the underwriter has exercised. The underwriter was entitled to a cash underwriting discount of $2,335,058 in the aggregate, paid on the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate.

The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On December 6, 2022, the underwriter waived its right to the deferred fee of $8,050,000 it was entitled to upon the consummation of the Business Combination. As such, the deferred underwriter fee payable has been reduced to zero as of December 31, 2022.
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
In connection with the Business Combination with Calidi, Franklin is not obligated under its forward purchase agreement to purchase the forward purchase shares and has informed the Company that it has determined not to purchase such shares in connection with the consummation of the Business Combination.
NOTE 9 – FAIR VALUE MEASUREMENTS
At December 31, 2022 and 2021, the Company’s warrant liability was valued at $
745,000
and $7,469,150, respectively. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.
The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The private warrant liability and forward purchase unit liability were classified within Level 3 of the fair value hierarchy as of December 31, 2021. The Company transferred Public Warrants from a Level 3 measurement to a Level 1 measurement in 2021 as a result of the Public Warrants detaching from the Units and becoming separately tradable. The Company transferred Private Placement Warrants from a Level 3 measurement to a Level 2 measurement in 2022 as the valuation inputs are largely driven by the fair value of the Public Warrants for which quoted prices are observable in active markets.

	Forward Purchase Units	Publics Warrants	Private Placement Warrants	Contingent Interest Liability	Total Level # Financial Instruments
Level 3 financial instruments at March 24, 2021 (inception)	$—	$—	$—	$—	$—
Initial fair value at issuance	31,000	10,109,000	3,014,000	—	13,154,000
Change in fair value	490,184	(4,357,850)	(1,296,000)	—	(5,163,666)
Transfer of public warrants to Level 1 measurements	—	(5,751,150)	—	—	(5,751,150)

Level 3 financial instruments at December 31, 2021	521,184	—	1,718,000	—	2,239,184
Change in fair value	(194,950)	—	(1,408,000)	—	(1,602,950)
Transfer of private placement warrants to Level 2	—	—	(310,000)	—	(310,000)
Initial fair value of contingent interest liability	—	—	—	32,865	32,865

Level 3 financial instruments a t December 31, 2022	$326,234	—	$—	$32,865	$359,099

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

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021:

	December 31, 2022
	(Level 1)		(Level 2)		(Level 3)
Assets:
Cash and marketable securities held in trust account		$42,453,107		$—	$—
Liabilities:
Public Warrants		$575,000		$—	$—
Private Placement Warrants		$—		$170,000	$—
Forward Purchase Units	$		$		$326,234
Contingent Interest Liabilities		$—		$—	$32,865

	December 31, 2021
	(Level 1)		(Level 2)		(Level 3)
Assets:
Cash and marketable securities held in trust account		$230,004,784		$—	$—
Liabilities:
Public Warrants		$5,751,150		$—	$—
Private Placement Warrants		$—		$—	$1,718,000
Forward Purchase Units	$		$		$521,184
The following table presents the changes in the fair value of financial instruments for the twelve months ended December 31, 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units	Contingent Interest Liability
Financial instrument liabilities at March 24, 2021 (inception)	$—	$—	$—	$—
Initial fair value at issuance date September 14, 2021	10,109,000	3,014,000	31,000	—
Change in fair value	(4,357,850)	(1,296,000)	490,184	—

Financial instrument liabilities at December 31, 2021	5,751,150	1,718,000	521,184	—
Change in fair value	(5,176,150)	(1,548,000)	(194,950)	—
Initial fair value of contingent interest liability	—	—	—	32,865

Financial instrument Liabilities at December 31, 2022	$575,000	170,000	$326,234	$32,865

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at December 21, 2022 and December 31, 2021:

	Private Placement Warrants
	December 31, 2022	December 31, 2021
Input
Ordinary share price	$10.17	$9.81
Exercise price	$11.50	$11.50

	Private Placement Warrants
	December 31, 2022	December 31, 2021

Risk-free rate of interest	3.94%	1.32%
Volatility	0.00%	9.88%
Term	5.50	5.69
Warrant to buy one share	$0.05	$0.51
Dividend yield	0.00%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 – exp(-
rt
)) where
r
is the risk-free rate of interest and
t
is the time to acquisition.
The key inputs into the formula were as follows at December 31, 2022 and 2021:

	Forward Purchase Liability
	December 31, 2022	December 31, 2021
Input
Probability of an acquisition occurring	10.00%	85.00%
Unit price	$10.17	10.10
Risk-free rate of interest	4.70%	0.27%
Time to the acquisition	0.05	0.69
The Company established the fair value of the contingent interest liability on December 31, 2022. The Company utilized a “With and Without” embedded derivative valuation model to calculate the standalone value of the embedded derivative. Key inputs into the model are as follows:

Contingent Interest Liability
December 31,
2022
Input
Valuation date	December 31, 2022
Inception date	December 1 through December 14, 2022
Aggregate principal amount	$350,000
Contractual interest	100.0%
Maturity date	Date of successful business combination
Estimated business combination date	June 30, 2023
Estimated probability of a business combination	10.0%
Estimated market yield	13.0%
NOTE 10 —   INCOME TAX
The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Capitalized start-up costs	$1,588,741	$413,817
Unrealized gains on marketable securities	(1,385)	(802)
Charitable contributions	—	5,019
Net operating loss carryforward	—	39,344

Total deferred tax assets	1,587,356	457,378
Valuation allowance	(1,587,356)	(457,378)

Deferred tax assets	$—	$—

The income tax provision for the twelve months ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 consists of the following:

	December 31, 2022	December 31, 2021
Current expense (benefit)
Federal	$266,104	$—
State	80,883	—
Deferred expense (benefit)
Federal	(921,893)	(373,152)
State	(208,085)	(84,226)
Change in Valuation Allowance	1,129,978	457,378

Income tax provision	$346,987	$—

As of December 31, 2022 and 2021, the Company has $0 and $152,852 federal net operating loss carryforwards, respectively, and $0 and $152,852 state net operating loss carryforwards.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the twelve months ended December 31, 2022, the change in the valuation allowance was
$1,129,978. For the
period from March 24, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $
457,378.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	(3.72)%	(2.49)%
Change in fair value of warrant liabilities	(36.42)%	(35.05)%
Change in valuation allowance	29.14%	13.50%
Change in fair value of forward purchase units	(1.06)%	3.04%

Income tax provision	8.95%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 202
1
remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the audited balance sheet date through March 31, 2022, the date that the audited financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the below.
On January 5, 2023, the Company drew $100,000 on a promissory note with a related party. The promissory note has an interest rate of 50% per annum calculated on the basis of a year of 365 days. The principal balance and accrued interest of the promissory note is payable on the earliest of (i) the date on which an initial business combination is consummated or (ii) the date the winding up of the Company is effective.
On January 6, 2023, the Company drew $37,500 on a promissory note with a related party. The promissory note is non-interest bearing and the principal balance of the promissory note is payable on the earliest of (i) the date on which an initial business combination is consummated or (ii) the date the winding up of the Company is effective.
On January 9, 2023, the Company announced a merger agreement with Calidi Biotherapeutics, a clinical-stage biotechnology company that is pioneering the development of allogeneic cell-based delivery of oncolytic viruses. Total gross proceeds from the transaction, before payment of transaction expenses, is expected to be up to $82 million, combining up to $42 million held in the Company’s Trust Account, assuming no redemptions, and $40 million of possible PIPE financing.
On January 20, 2023 and January 30, 2023, the Company drew $35,000 and $50,000, respectively, on promissory notes with related parties. The promissory notes have an interest rate of 50% per annum calculated on the basis of a year of 365 days. The principal balance and accrued interest of the promissory notes are payable on the earliest of (i) the date on which an initial business combination is consummated or (ii) the date the winding up of the Company is effective.
On March 14, 2023, an automatic extension of the completion window from March 14, 2023 to June 14, 2023 occurred pursuant to our amended and restated certificate of incorporation.