Form 10-Q
period 2023-03-31
First Light Acquisition Group, Inc.
filed 2023-05-15
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
File Number:
001-40789

FIRST LIGHT ACQUISITION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11110 Sunset Hills Road #2278 Reston , VA	20190
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202)
503-9255

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A common stock and one-half of one redeemable warrant	FLAGU	NYSE American LLC
Class A common stock, par value $0.0001 per share	FLAG	NYSE American LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	FLAGW	NYSE American LLC
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
As of May 15, 2023,
there were 4,128,024 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

		Page
Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	2

	Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited)	3

	Condensed Statements of Cash Flows for three months ended March 31, 2023 and 2022 (unaudited)	4

	Notes to Interim Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		29

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED
BALANCE
SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:

Cash	$82,828	$93,892
Due from related party	870	870
Prepaid expenses	185,166	306,909

Total Current Assets	268,864	401,671
Non-current assets:
Marketable securities held in trust account	42,906,943	42,453,107

Total Non-current Assets	42,906,943	42,453,107

TOTAL ASSETS	$43,175,807	$42,854,778

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,802,626	$3,219,620
Accounts payable	142,009	51,074
Accrued interest payable	73,158	7,719
Promissory notes – related parties, net of debt discount	1,463,477	1,224,635
Contingent interest liability	134,269	32,865

Total Current Liabilities	6,615,539	4,535,913
Non-current liabilities:
Warrant liability	656,500	745,000
Forward purchase unit liability	880,677	326,234

Total Non-current Liabilities	1,537,177	1,071,234

TOTAL LIABILITIES	8,152,716	5,607,147

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and 4,128,024 outstanding as of March 31, 2023 and December 31, 2022, at redemption value	42,906,943	42,453,107
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 4,128,024 shares subject to possible redemption as of March 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,884,427)	(5,206,051)

Total Stockholders’ Deficit	(7,883,852)	(5,205,476)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$43,175,807	$42,854,778

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operating costs	$2,029,212	$528,858

Loss from operations	(2,029,212)	(528,858)

Other income (expense):
Unrealized gain on marketable securities held in Trust Account	27,986	2,266
Earnings on marketable securities held in Trust Account	425,850	16,505
Change in fair value of contingent interest liability	(101,404)	—
Change in fair value of warrant liability	88,500	2,094,300
Change in fair value of forward purchase unit liability	(554,443)	(122,020)
Debt discount amortization	(16,342)	—

Other (loss) income	(129,853)	1,991,051

(Loss) income before provision for income taxes	(2,159,065)	1,462,193
Provision for income taxes	(65,475)	—

Net (loss) income	$(2,224,540)	$1,462,193

Weighted average shares outstanding of redeemable Class A common stock	4,128,024	23,000,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.16)	$0.05
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class B common stock	$(0.27)	$0.05
The accompanying notes are an integral part of the
financial
statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Class A
	Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in Capital	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Deficit
Balance – December 31, 2022	4,128,024	$42,453,107	5,750,000	$575	$—	$(5,206,051)	$(5,205,476)
Remeasurement of Class A common stock to redemption value	—	453,836	—	—	—	(453,836)	(453,836)
Net loss	—	—	—	—	—	(2,224,540)	(2,224,540)

Balance – March 31, 2023 (unaudited)	4,128,024	$42,906,943	5,750,000	$575	$—	$(7,884,427)	$(7,883,852)

	Class A
	Common stock Subject to Possible Redemption		Class B Common stock		Additional Paid-in Capital	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount		Deficit
Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Remeasurement of Class A common stock to redemption value	—	18,771	—	—	—	(18,771)	(18,771)
Net income	—	—	—	—	—	1,462,193	1,462,193

Balance – March 31, 2022 (unaudited)	23,000,000	$230,023,555	5,750,000	$575	$—	$(13,243,967)	$(13,243,392)

The accompanying notes are an integral part of the
financial
statements
.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(2,224,540)	$1,462,193
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(16,505)
Unrealized g ain on marketable securities held in Trust Account	(27,986)	(2,266)
Change in fair value of warrant liability	(88,500)	(2,094,300)
Change in fair value of forward purchase unit liability	554,443	122,020
Change in fair value of contingent interest liability	101,404	—
Amortization of debt discount	16,342	—
Changes in operating assets and liabilities:
Prepaid expenses	121,743	87,879
Accrued expenses	1,583,006	(22,321)
Accrued interest payable	65,439	—
Accounts payable	90,935	(1,831)

Net cash (used in) provided by operating activities	192,286	(465,131)

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	(425,850)	—

Net cash (used in) provided by investing activities	(425,850)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	222,500	—

Net cash provided by (used in) financing activities	222,500	—

Net Change in Cash	(11,064)	(465,131)
Cash – Beginning	93,892	1,062,653

Cash – Ending	$82,828	$597,522

Non-Cash Investing and Financing Activities:
Remeasurement Class A common stock subject to possible redemption	$453,836	$18,711
The accompanying notes
are
an integral
part
of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND PLANS OF BUSINESS OPERATIONS
First Light Acquisition Group, Inc. (the “
Company
”) is a blank check company formed in Delaware on
March
24, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on September 14, 2021, $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”), located in the United States, which is and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below:
On September 13, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which was 12 months from the closing date of the IPO) to December 14, 2022, following which the board of directors of the Company had the ability to extend for three additional times for three months each time, for a total of nine additional months (the “completion window”) if the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension; provided, that if as of the time of an extension the Company has filed a Form S-4 or F-4 registration statement under the Securities Act or a proxy, information or tender offer statement with the Securities and Exchange Commission in connection with such initial business combination, then no Extension Fee would be required in connection with such extension; provided further, that for each three-month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, the Sponsor or its affiliates or designees would be required to deposit into the Trust Account an amount equal to
1% of the amount then on deposit in the Trust Account (the “Charter Amendment Proposal”)
.
In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of the Class A common stock. Following such redemptions,
4,128,024
 shares of Class A common stock remained issued and outstanding.
On December 6, 2022, Guggenheim Securities, the IPO Underwriter, notified FLAG that it had determined to waive its entitlement to the payment of $8,050,000 of deferred compensation in connection with its role as underwriter in Initial Public Offering that would otherwise become due upon the consummation of the Business Combination.
On December 14, 2022, the Board approved an extension of the completion window from December 14, 2022 to March 14, 2023 (the “Extension”). In connection with the Extension, the Trust Account was funded by the Sponsor a payment of $
415,626.
On March 14, 2023, an automatic extension of the completion window from March 14, 2023 to June 14, 2023 occurred pursuant to the Company’s amended and restated certificate of incorporation.
Risks and Uncertainties
M
anagement continues to evaluate the impact of the Russia-Ukraine war and rising interest rates and increased in flation and their macro-economic impact on the industry and has concluded that while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Proposed Business Combination
On January 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FLAG, FLAG Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of FLAG (“Merger Sub”), Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), the Sponsor, in the capacity as the representative of the stockholders of FLAG and Allan Camaisa, in the capacity as the representative of the stockholders to Calidi.
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
The proposed Business Combination is expected to be consummated after the required approval by the stockholders of FLAG and Calidi and the satisfaction of certain other conditions summarized below:
At the effective time of the Merger (the “Effective Time”), all shares of Calidi common stock outstanding immediately prior to the Effective Time, with certain exceptions, will be converted into (i) the right to receive shares of Class A common stock, par value $0.0001 per share
,
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
Going Concern
As of March 31, 2023 and December 31, 2022, the Company had $82,828 and $93,892 operating cash, respectively, and a working capital deficit of $6,346,675 and
$
4,134,242, respectively.
The Company’s liquidity needs up to March 31, 2023 have been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and entered into promissory note agreements to fund the extension of the Combination Period and working capital needs.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 202
3
. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth compa nies.
The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accou nting
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $82,828 and $93,892 of operating cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.
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
2a-7
under the Investment Company Act
,
which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which one extension remains unexercised, provided that the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity; or (iii)
upon the expiration of the completion window,
 the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of
Class
A common stock outstanding to 4,128,024.
The Company had $42,906,943 and $42,453,107 of cash held in the trust account as of March 31, 2023 and December 31, 2022, respectively.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024. Accordingly, at March 31, 2023, and December 31, 2022, 4,128,024 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $453,836 for the three months ended March 31, 2023, to remeasure Class A common stock subject to possible redemption to redemption value. Class A common stock subject to possible redemption totaled $42,906,943 and $42,453,107 as of March 31, 2023, and December 31, 2022, respectively.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Stock
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income (loss) per Class A redeemable common stock and income (loss) per non-redeemable
common stock following the
two-class
method of income (loss) per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable
common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders.
The following table reflects the calculation of basic and diluted net loss per common share for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Net loss	$(2,224,540)
Accretion of temporary equity to redemption value	(453,836)

Net loss including accretion of temporary equity to redemption value	$(2,678,375)

	Three Months Ended March 31, 2023
	Class A	Class B
Allocation of net loss including accretion of temporary equity	$(1,119,293)	$(1,559,083)
Plus: Accretion applicable to Class A redeemable shares	453,836	—

Total loss by Class	$(665,457)	$(1,559,083)

Weighted average number of shares	4,128,024	5,750,000
Loss per share	$(0.16)	$(0.27)
The following table reflects the calculation of basic and diluted net income per common share for the three months ended March 31, 2022 (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Net income	$1,462,193
Accretion of temporary equity to redemption value	(18,771)

Net income including accretion of temporary equity to redemption value	$1,443,422

	Three Months Ended March 31, 2022
	Class A	Class B
Allocation of net income including accretion of temporary equity	$1,154,738	$288,684
Plus: Accretion applicable to Class A redeemable shares	18,771	—

Total income by Class	$1,173,509	$288,684

Weighted average number of shares	23,000,000	5,750,000
Income per share	$0.05	$0.05
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this acc ount
.
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
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
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

Promissory notes-related parties
On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric for an aggregate $
490,000
. The Notes are
non-interest
bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of March 31, 2023 and December 31, 2022, there was $
490,000
outstanding under the promissory notes.
In November 2022, December 2022, and January 2023, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $990,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a 50% rate per annum, and notes that have 100% interest payable upon the consummation of an initial Business Combination.
 The zero interest bearing notes and the notes that accrue interest at a 50% rate per annum are payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The notes that have 100% interest payable upon consummation of an initial Business combination are due and payable upon the consummation of the Company’s initial Business Combination.
As of March 31, 2023 and December 31, 2022, the Company has drawn down an aggregate $990,000 and $767,500, respectively, on the Promissory Notes. As of March 31, 2023 and December 31, 2022, the Company had accrued $73,158 and $7,719 interest related to the 50% per annum interest rate Promissory Notes, respectively, and $134,269 and $32,865 for the contingent interest embedded derivative liability related to the 100% interest rate Promissory Notes, respectively, payable upon consummation of an initial Business Combination. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 24 months from the closing of the Initial Public Offering, the Sponsor (or its affiliates or designees) may be required to deposit additional funds into the Trust Account in the form of a loan to us, as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $4,600,000 of such loans that may be extended to us by the Sponsor, its affiliates or designees or any of our directors or officers, as the case may be, may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or designees or our directors or officers as we do not believe third parties will be willing to loan such funds and waive any and all rights to seek access to funds in our Trust Account. After our initial business combination, members of the FLAG team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Administrative support agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $
10,000 per month for office space, secretarial, and administrative support.
NOTE 6. STOCKHOLDERS’ EQUITY
Preferred stock.
The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.
Class A common stock
. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reductions to shares of redeemable Class A common stock outstanding to
4,128,024. At March 31, 2023, and December 31, 2022, there were no shares of Class A common stock issued and outstanding, except for 4,128,024 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.
Class B common stock.
The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023, and December 31, 2022, there were 5,750,000 Class B common stock issued and outstanding.
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

•
if, and only if, the Reference Value (as defined above under “— Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments” in Exhibit 4.5 to our Form
10-K
for the year ended December 31, 2022); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments” in Exhibit 4.5 to our Form
10-K
for the year ended December 31, 2022), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
In connection with the Business Combination with Calidi, Franklin is not obligated under its forward purchase agreement to purchase the forward purchase shares.
NOTE 9. FAIR VALUE MEASUREMENTS
At March 31, 2023 and December 31, 2022, the Company’s warrant liability was valued at $656,500 and $745,000, respectively. Under the guidance in ASC
815-40,
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
The following table presents fair value information as of March 31, 2023, and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company transferred the fair value of Private Placement Warrants from a Level 3 measurement to a Level 2 measurement in 2022 as the valuation inputs are largely driven by the fair value of the Public Warrants for which quoted prices are observable in active markets.

The following table presents information about the Company’s Level 3 measurements for the three months ended March 31, 2023 and March 31, 2022:

	Forward Purchase Units	Contingent Interest Liability	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2022	$326,234	$32,865	$359,099
Change in fair value	554,443	101,404	655,847

Level 3 financial instruments as of March 31, 2023	$880,677	$134,269	$1,014,946

	Forward Purchase Units	Private Placement Warrants	Contingent Interest Liability	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	$521,184	$1,718,000	$—	$2,239,184
Change in fair value	122,020	(482,000)	—	(359,980)

Level 3 financial instruments as of March 31, 2022	$643,204	$1,236,000	$—	$1,879,204

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023
	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$42,906,943	$—	$—
Liabilities
Public Warrants	$517,500	$—	$—
Private Placement Warrants	$—	$139,000	$—
Forward Purchase Units	$—	$—	$880,677
Contingent Interest Liabilities	$—	$—	$134,269

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$42,453,107	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Placement Warrants	$—	$170,000	$—
Forward Purchase Units	$—	$—	$326,234
Contingent Interest Liabilities	$—	$—	$32,865
The following table presents the changes in the fair value of financial instruments for the three months ended March 31, 2023 and 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units	Contingent Interest Liability
Derivative liabilities as of December 31, 2022	$575,000	$170,000	$326,234	$32,865
Change in fair value	(57,500)	(31,000)	554,443	101,404

Derivative liabilities as of March 31, 2023	$517,500	$139,000	$880,677	$134,269

	Public Warrants	Private Placement Warrants	Forward Purchase Units	Contingent Interest Liability
Derivative liabilities as of December 31, 2021	$5,751,150	$1,718,000	$521,184	$—
Change in fair value	(1,612,300)	(482,000)	122,020	—

Derivative liabilities as of March 31, 2022	$4,138,850	$1,236,000	$643,204	$—

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at March 31, 2023 and December 31, 2022:

	Private Placement Warrants
	March 31, 2023	December 31, 2022
Ordinary share price	$10.27	$10.17
Exercise price	$11.50	$11.50

Risk-free rate of interest	3.56%	3.94%
Volatility	0.00%	0.00%
Term	5.25	5.50
Warrant to buy one share	$0.04	$0.05
Dividend yield	0.04%	0.00%
The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 –
exp(-rt))
where r is the risk-free rate of interest and t is the time to acquisition.
The key inputs into the formula were as follows at March 31, 2023 and December 31, 2022:

	Forward Purchase Liability
	March 31, 2023	December 31, 2022
Input
Probability of an acquisition occurring	40.00%	10.00%
Unit price	$10.32	$10.17
Risk-free rate of interest	4.79%	4.70%
Time to expiration	0.25	0.05
The Company established the fair value of the contingent interest liability on December 31, 2022. The Company utilized a “With and Without” embedded derivative valuation model to calculate the standalone value of the embedded derivative. Key inputs into the model as of March 31, 2023 and December 31, 2022 are as follows:

	Contingent Interest Liability
	March 31, 2023	December 31, 2022

Input
Valuation date	March 31, 2023	December 31, 2022
Inception date	December 1 through December 14, 2022	December 1 through December 14, 2022
Aggregate principal amount	$350,000	$350,000
Contractual interest	100.0	100.0%
Maturity date	Date of successful business combination	Date of successful business combination
Estimated business combination date	June 30, 2023	June 30, 2023
Estimated probability of a business combination	40.0%	10.0%
Estimated market yield	17.4%	13.0%
NOTE 10. INCOME TAX
The Company recorded a tax provision of $65,475 for the three months ended March 31, 2023. The effective tax rate was (3.03
)% for the three months ended March 31, 2023. The effective tax rates differ from the statutory tax rate of
21.0
% primarily due to the change in fair value of warrants and the valuation allowance on deferred tax assets. During the three months ended March 31, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.
In general, with certain exceptions ASC 740-270, Income Taxes, requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period. However, due to operating losses for the three months ended March 31, 2023, the Company determined that it was unable to reliably estimate its annual effective tax rate. As such, for the three months ended March 31, 2023, the Company used a discrete-period effective tax rate.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized start up costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2023 and December 31, 2022.

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

Results of Operations

Our entire activity from inception through March 31, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended March 31, 2023, we had net loss of approximately $2.2 million, which consisted of $2.1 million in operating costs, a $0.6 million loss on the change in the fair value of forward purchase unit liability, a $0.1 million loss on the change in fair value of contingent interest liability, and a $0.1 million provision for income taxes, offset by a $0.1 million gain on the change in the fair value of warrant liability and $0.5 million earnings and unrealized gain on marketable securities held in the trust account.

For the three months ended March 31, 2022, we had net income of approximately $1.5 million, which consisted of $0.5 million in operating costs and a $0.1 million loss on the change in the fair value of the forward purchase unit liability, offset by a $2.1 million gain on the change in the fair value of warrant liability, interest income and unrealized gain on marketable securities held in the trust account.

Going Concern

As of March 31, 2023, the Company had $82,828 in operating cash and working capital deficit of $6,346,675.

The Company’s liquidity needs since September 14, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5 to the unaudited condensed financial statements included herein), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and unsecured promissory notes to pay for the Company’s extension and working capital needs.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Although no formal agreement exists, the Sponsor is committed to extend Working Capital Loans as needed. The Company cannot assure stockholders that its plans to consummate an initial Business Combination will be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war and rising interest rates and increased inflation and their macro-economic impact, and their effect on the Company’s financial position, results of its operations and/or search for a target company.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2023 other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric (“Related Party Promissory Notes”) for an aggregate $490,000. The Related Party Promissory Notes are non-interest bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. As of March 31, 2023 and December 31, 2022, there is $490,000 outstanding under these agreements.

In November and December 2022, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $990,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a 50% rate per annum, and notes that have 100% interest payable upon the consummation of an initial Business Combination. The zero interest bearing notes and the notes that accrue interest at a 50% rate per annum are payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The notes that have 100% interest payable upon consummation of an initial Business combination are due and payable upon the consummation of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company has drawn down an aggregate of $990,000 and $767,500, respectively, on the Promissory Notes. As of March 31, 2023 and December 31, 2022, the Company accrued $73,158 and $7,719 interest related to the 50% per annum interest rate Promissory Notes, respectively, and $134,269 and $32,865 for the contingent interest embedded derivative liability related to the 100% interest rate Promissory Notes, respectively, payable upon consummation of an initial Business Combination. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.

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

Subject to certain conditions set forth in the forward purchase agreement, Franklin may transfer the rights and obligations under the forward purchase agreement, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of Franklin under the forward purchase agreement. The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Company’s initial Business Combination, for expenses in connection with its initial Business Combination or for working capital in the post-transaction company. However, Franklin retains the right to purchase shares under the agreement at a later date.

In connection with the Business Combination with Calidi, Franklin is not obligated under its forward purchase agreement to purchase the forward purchase shares and has informed the Company that it has determined not to purchase such shares in connection with the consummation of the Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates.

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

Forward Purchase Units

The company accounts for the 5,000,000 forward purchase units in accordance with ASC Topic 815 as a liability-classified instrument at fair value with changes in fair value at subsequent reporting dates recorded to the statement of operations. The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 - exp(-rt)) where r is the risk-free rate of interest and t is the time to acquisition. The forward purchase units are classified as Level 3 measurements as of March 31, 2023 and December 31, 2022.

Contingent Interest Liability

The Company accounts for interest on promissory notes that are payable upon a successful business combination in accordance with ASC Topic 470, “Debt” and ASC 815. The contingent interest meets the criteria of an embedded derivative which requires bifurcation and separate accounting as a liability-classified instrument at fair value with changes in the fair value at subsequent reporting dates recorded to the statement of operations. The contingent interest liability is also treated as an issuance cost of the promissory notes and is recorded against a debt discount. The contingent interest liability is classified as a Level 3 measurement as of March 31, 2023 and December 31, 2022 as valuation inputs are largely driven by the timing and probability of a successful business combination.

Recent Accounting Pronouncements

Refer to Recent Accounting Pronouncements disclosure in Note 2. Summary of Significant Accounting Policies in the notes to the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the previously disclosed material weakness in our internal control over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Activities

Following the determination of the material weaknesses, our Chief Financial Officer performed additional post-closing review procedures including consulting with subject matter experts related to the accounting for derivatives and marketable securities. The Company’s management has also retained an additional consultant to provide additional review and subject matter expertise. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank, First Republic Bank and Signature Bank, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and First Republic Bank on March 10, 2023 and May 1, 2023, respectively, and the New York State Department of Financial Services closed Signature Bank on March 12, 2023. The FDIC was then appointed as receiver for each bank. Although we did not have any funds in Silicon Valley Bank, Signature Bank, First Republic Bank or other institutions that have been closed we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, financial condition, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

The exhibits on the Exhibit Index to this Form 10-Q are incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (1)

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

10.1	Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Allan Camaisa (4)

10.2	Amendment No. 1, dated as of February 9, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Allan Camaisa (5)

10.3	Sponsor Agreement, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and certain other parties thereto (4)

10.4	Form of Registration Rights Agreement, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Metric Finance Holdings I, LLC (4)

10.5	Form of Voting and Lock-Up Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi Biotherapeutics, Inc. and certain holders of Calidi Biotherapeutics, Inc. (4)

10.6	Form of Amendment No. 1, dated as of April 12, 2023, to the Voting Agreement, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc. and certain equityholders of Calidi Biotherapeutics, Inc. (6)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 16, 2022.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021.
(4)	Previously filed as an exhibit to our current Report on Form 8-K filed on January 9, 2023.
(5)	Previously filed as an exhibit to our current Report on Form 8-K filed on February 10, 2023.
(6)	Previously filed as an exhibit to our current Report on Form 8-K filed on April 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIGHT ACQUISITION GROUP, INC.

Date: May 15, 2023	By:	/s/ Tom Vecchiolla
Tom Vecchiolla
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)