Form 10-Q
period 2023-06-30
First Light Acquisition Group, Inc.
filed 2023-08-21
CIK 1855485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐
As of August
21
,
2023
,
there were 4,128,024 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding.

First Light Acquisition Group, Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

		Page
Contents

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited)	2

	Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022 (unaudited)	3

	Condensed Statements of Cash Flows for six months ended June 30, 2023 and 2022 (unaudited)	4

	Notes to the Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		29

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$669,867	$93,892
Accounts receivable	870	870
Prepaid expenses	124,741	306,909

Total Current Assets	795,478	401,671
Non-current assets:
Marketable securities held in trust account	43,214,249	42,453,107

Total Non-current Assets	43,214,249	42,453,107

TOTAL ASSETS	$44,009,727	$42,854,778

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$5,788,079	$3,219,620
Accounts payable	487,324	51,074
Accrued interest payable	143,589	7,719
Promissory notes – related parties, net of debt discount	1,490,000	1,224,635
Contingent interest liability	273,448	32,865

Total Current Liabilities	8,182,440	4,535,913
Non-current liabilities:
Warrant liability	1,937,000	745,000
Forward purchase unit liability	2,645,604	326,234

Total Non-current Liabilities	4,582,604	1,071,234

TOTAL LIABILITIES	12,765,044	5,607,147

Commitments and Contingencies (Note 8)
Class A common stock subject to possible redemption, 23,000,000 shares issued and 4,128,024 outstanding as of June 30, 2023 and December 31, 2022, at redemption value	43,214,249	42,453,107
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 4,128,024 shares subject to possible redemption as of June 30, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	182,694	—
Accumulated deficit	(12,152,835)	(5,206,051)

Total Stockholders’ Deficit	(11,969,566)	(5,205,476)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$44,009,727	$42,854,778

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC. CONDENSED
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$1,495,739	$361,622	$3,524,950	$890,480

Loss from operations	(1,495,739)	(361,622)	(3,524,950)	(890,480)
Other income (expense):
Unrealized gain on marketable securities held in Trust Account	12,848	—	40,834	2,266
Earnings on marketable securities held in Trust Account	493,561	159,999	919,410	176,504
Change in fair value of contingent interest liability	(139,179)	—	(240,583)	—
Change in fair value of warrant liability	(1,280,500)	4,029,850	(1,192,000)	6,124,150
Change in fair value of forward purchase unit liability	(1,764,927)	332,983	(2,319,370)	210,963
Amortization of debt discount	(16,523)	—	(32,865)	—

Other (loss) income	(2,694,720)	4,522,832	(2,824,574)	6,513,883

(Loss) income before provision for income taxes	(4,190.459)	4,161,210	(6,349,524)	5,623,403
Provision for income taxes	(77,949)	—	(143,424)	—

Net (loss) income	(4,268,408)	4,161,210	(6,492,948)	5,623,403

Weighted average shares outstanding of redeemable Class A common stock	4,128,024	23,000,000	4,128,024	23,000,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.39)	$0.15	$(0.55)	$0.20
Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class B common stock	$(0.46)	$0.14	$(0.73)	$0.19
The accompanying notes are an integral part of the financial statements.

FIRST LIGHT ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT (UNAUDITED)

	Class A Common stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – December 31, 2022	4,128,024	$42,453,107	5,750,000	$575	$—	$(5,206,051)	$(5,205,476)
Remeasurement of Class A common stock to redemption value	—	453,836	—	—	—	(453,836)	(453,836)
Net loss	—	—	—	—	—	(2,224,540)	(2,224,540)

Balance – March 31, 2023	4,128,024	42,906,943	5,750,000	575	—	(7,884,427)	(7,883,852)
Cancellation of promissory notes	—	—	—	—	490,000	—	490,000
Remeasurement of Class A common stock to redemption value	—	307,306	—	—	(307,306)	—	(307,306)
Net loss	—	—	—	—	—	(4,268,408)	(4,268,408)

Balance – June 30, 2023	4,128,024	$43,214,249	5,750,000	$575	$182,694	$(12,152,835)	$(11,969,566)

	Class A Common stock Subject to Possible Redemption		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – December 31, 2021	23,000,000	$230,004,784	5,750,000	$575	$—	$(14,687,389)	$(14,686,814)
Remeasurement of Class A common stock to redemption value	—	18,771	—	—	—	(18,771)	(18,771)
Net income	—	—	—	—	—	1,462,193	1,462,193

Balance – March 31, 2022	23,000,000	230,023,555	5,750,000	575	$—	(13,243,967)	(13,243,392)
Remeasurement of Class A common stock to redemption value	—	159,999	—	—	—	(159,999)	(159,999)
Net income	—	—	—	—	—	4,161,210	4,161,210

Balance – June 30, 2022	23,000,000	$230,183,554	5,750,000	$575	$—	$(9,242,756)	$(9,242,181)

The accompanying notes are an integral part of the financial statements.

FIRST LIGHT

ACQUISITION GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (l o ss) income	$(6,492,948)	$5,623,403
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(176,504)
Change in unrealized gain on marketable securities held in Trust Account	(40,834)	(2,266)
Change in fair value of warrant liability	1,192,000	(6,124,150)
Change in fair value of forward purchase unit liability	2,319,370	(210,963)
Change in fair value of contingent interest liability	240,583	—
Amortization of debt discount	32,865
Changes in operating assets and liabilities:
Prepaid expenses	182,168	193,994
Accrued expenses	2,568,459	(36,029)
Accrued interest payable	135,870	—
Accounts payable	436,250	(1,295)

Net cash provided by (used in) operating activities	573,783	(733,810)

Cash Flows from Investing Activities:
Purchase of marketable securities in Trust Account	(1,342,596)	—
Proceeds from sale of marketable securities in Trust Account	622,288	—

Net cash (used in) provided by investing activities	(720,308)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	722,500	—

Net cash provided by (used in) financing activities	722,500	—

Net Change in Cash	575,975	(733,810)
Cash – Beginning	93,892	1,062,653

Cash – Ending	$669,867	$328,843

Non-Cash Investing and Financing Activities:
Remeasurement Class A common stock subject to possible redemption	$761,142	$178,770
Initial measurement of contingent interest liability	$32,862	$—
Initial measurement of debt discount	$32,865	$—
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
As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected
December 31 as its fiscal year end.
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
On September 13, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which was 12 months from the closing date of the IPO) to December 14, 2022, following which the board of directors of the Company had the ability to extend for three additional times for three months each time, for a total of nine additional months (the “completion window”) if the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension; provided, that if as of the time of an extension the Company has filed a Form S-4 or F-4 registration statement under the Securities Act or a proxy, information or tender offer statement with the Securities and Exchange Commission in connection with such initial business combination, then no Extension Fee would be required in connection with such extension; provided further, that for each three- month extension (if any) following such extension where no deposit into the Trust Account or other payment has been made, the Sponsor or its affiliates or designees would be required to deposit into the Trust Account an amount equal to 1% of the amount then on deposit in the Trust Account (the “Charter Amendment Proposal”).
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
On December 14, 2022, the Board approved an extension of the completion window from December 14, 2022 to March 14, 2023 (the “Extension”). In connection with the Extension, the Trust Account was funded by the Sponsor a payment of $415,626.
On March 14, 2023, an automatic extension of the completion window from March 14, 2023 to June 14, 2023 occurred pursuant to the Company’s amended and restated certificate of incorporation.
On June 12, 2023, the Board approved an extension of the completion window from June 14, 2023 to September 14, 2023 (the “Additional Extension”). In connection with the Additional Extension, the Trust Account was funded with a payment of $423,186.
Risks and Uncertainties
Management continues to evaluate the impact of the Russia-Ukraine war and rising interest rates and increased inflation and their macro-economic impact on the industry and has concluded that while it is reasonably possible that such events could have negative effects on the Company’s financial position, results of its operations, and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
The proposed Business Combination is expected to be consummated after the required approval by the stockholders of FLAG and Calidi and the satisfaction of certain other conditions summarized below:
At the effective time of the Merger (the “Effective Time”), all shares of Calidi common stock outstanding immediately prior to the Effective Time, with certain exceptions, will be converted into (i) the right to receive shares of Class A common stock, par value $0.0001 per share, of New Calidi (“New Calidi Common Stock”) and (ii) the contingent right to receive Escalation Shares (as defined below).
The aggregate consideration to be paid to the securityholders of Calidi (the “Merger Consideration”) (excluding for this purpose options of Calidi that remain unvested immediately following the Merger) will be based on an equity value of Calidi of $250,000,000, subject to adjustment dependent upon (i) the difference in Calidi’s “net debt” as of the Effective Time from a target “net debt” amount (the “Net Debt Adjustment”) and (ii) the achievement of certain pre-closing milestones, if any (as described below). As of the Effective Time, each outstanding Calidi option (whether vested or unvested) will be assumed by FLAG and automatically converted into an option for shares of New Calidi Common Stock. FLAG and Calidi anticipate an adjustment to the merger consideration of $25,000,000 pursuant to the Net Debt Adjustment by reason of the Series B Financing to be effected by Calidi as further described below.
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
Following the closing of the Transactions (the “Closing”), as additional consideration for the Merger, New Calidi will issue shares of New Calidi Common Stock (“Escalation Shares”) to each holder of Calidi common stock immediately prior to the Effective Time (a “Calidi Stockholder”) in accordance with the following terms:
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

To the extent that there are any Non-Redeeming Continuation Shares that are not issued to non-redeeming FLAG public stockholders (the “Unused Continuation Shares”), FLAG may designate for issuance at or prior to Closing the Unused Continuation Shares as an incentive for any PIPE investment or in connection with another equity or debt-linked security investment in FLAG or Calidi that facilitates the Closing or post-Closing liquidity of FLAG and its subsidiaries.
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
In connection with the execution of the Merger Agreement, FLAG, Calidi, the Sponsor, Metric and the directors and officers of FLAG entered into the Sponsor Agreement (“Sponsor Agreement”), pursuant to which, among other things, the Sponsor, Metric and the directors and officers of FLAG agreed, among other things, (a) to vote any shares of common stock held by such party in favor of the Business Combination proposal and other proposals to be presented to FLAG stockholders at the FLAG special meeting, (b) not to redeem any shares of Class A common stock or Class B common stock in connection with the redemption, (c) to be bound by certain lock-up restrictions with respect to the Class A common stock of each holder from and after the Merger, and (d) to make available certain Class B common stock and private placement warrants of FLAG
(the “Incentive Securities”) (i) as incentives in connection with certain equity issuances of Calidi, or (ii) to pay expenses or otherwise reduce costs incurred in connection with the Business Combination, or in connection with other pre-Closing operating costs of FLAG, or otherwise forfeit such Incentive Securities for no consideration.
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
On June 16, 2023, Calidi entered into a Securities Purchase Agreement with certain investors in connection with the issuance of Series B Preferred Stock of Calidi (“Series B Preferred Stock,” and such investment, the “Series B Financing”), providing for (A) the issuance of an aggregate amount of $12,500,000 of Series B Preferred Stock to the Jackson Investment Group, LLC (“Jackson”), with an initial investment of $5,000,000 of Series B Preferred Stock to be purchased simultaneously with the execution of the Securities Purchase Agreement (the “Initial Investment”) and an additional $7,500,000 shares of Series B Preferred Stock (the “Subsequent Investment”) to be purchased upon the consummation of the Business Combination (the “BCA Closing”) and (B) the issuance of an aggregate amount of an additional $12,500,000 of Series B Preferred Stock to Calidi Cure, LLC (“Cure”), a special purpose vehicle formed for the purposes of investing in the Series B Financing, $5,000,000 of which will be acquired upon the earlier of September 1, 2023 and the BCA Closing, and $7,500,000 of which will be acquired upon the BCA Closing, and is subject to the consummation of the Subsequent Investment.
In connection with the Initial Investment, the Sponsor and Metric executed (x) a Share Transfer Agreement with Jackson, pursuant to which the Sponsor and Metric agreed to transfer 389,968 Founder Shares to Jackson, with 255,987 Founder Shares being transferred upon the closing of the Initial Investment and 133,981 Founder Shares to be transferred to Jackson upon the consummation of the Subsequent Investment and the Closing of the Business Combination and (y) a Share Transfer Agreement with Cure, pursuant to which the Sponsor and Metric agreed to transfer one (1) Founder Share for every $100 of Series B Preferred Stock acquired by Cure.
On June 16, 2023, FLAG, Calidi and Jackson entered into a Voting and Lock-Up Agreement, substantially in form previously executed by Mr. Camaisa and Mr. Leftwich, except that, with respect to the shares of FLAG Class A Common Stock received by Jackson as Merger Consideration, Mr. Jackson agreed that if Closing occurs, he will not transfer such shares, with limited exceptions, until the earliest of (a) the six-month anniversary of the Closing, (b) subsequent to the Closing, the date on which the closing price of New Calidi Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 days within any 30 consecutive day trading period commencing at least 150 days after the Closing and (c) subsequent to the Closing, the date on which New Calidi completes a Subsequent Transaction.
Going Concern
As of June 30, 2023 and December 31, 2022, the Company had $669,867 and $93,892 operating cash, respectively, and a working capital deficit of $7,386,962 and $4,134,242, respectively.
The Company’s liquidity needs up to June 30, 2023 have been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs and entered into promissory note agreements to fund the extension of the Combination Period and working capital needs.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $669,867 and $93,892 of operating cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.
Cash Held in Trust Account
Following the closing of the Initial Public Offering on September 14, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants were placed in the Trust Account and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 24 months if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which no
 extension remains unexercised, provided that the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) upon the expiration of the completion window, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024.
The Company had $
43,214,249

and
$42,453,107

of cash held in the trust account as of June 30, 2023 and December 31, 2022, respectively.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on September 14, 2021, offering costs totaling $22,517,064 (consisting of $2,335,058 of underwriting fee, $8,050,000 of deferred underwriting fee (see Note 8), $640,129 of actual offering costs, and $11,491,877 of excess fair value of Founder Shares) were recognized with $989,674 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants, and $21,527,389 included in additional paid-in capital.
 On December 6, 2022, the underwriter waived its right to the deferred underwriting fee of $8,050,000 it was entitled to upon the consummation of the Business Combination. As such, the deferred underwriter fee payable has been reduced to zero as of December 31, 2022.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reduction to shares of Class A common stock outstanding to 4,128,024. Accordingly, at June 30, 2023, and December 31, 2022, 4,128,024 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. The Company recorded accretion of $307,306 and $761,142 for the three and six months ended June 30, 2023, respectively, to remeasure Class A common stock subject to possible redemption to redemption value. Class A common stock subject to possible redemption totaled $43,214,249 and $42,453,107 as of June 30, 2023, and December 31, 2022, respectively.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or ma terial
deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
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
The following table reflects the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023

Net loss	$(4,268,408)
Accretion of temporary equity to redemption value	(307,306)

Net loss including accretion of temporary equity to redemption value	$(4,575,714)

	Three Months Ended
	June 30, 2023
	Class A	Class B

Allocation of net loss including accretion of temporary equity	$(1,912,190)	$(2,663,524)
Plus: Accretion applicable to Class A redeemable shares	307,306	—

Total loss by Class	$(1,604,884)	$(2,663,524)

Weighted average number of shares	4,128,024	5,750,000

Loss per share	$(0.39)	$(0.46)

Six Months Ended June 30, 2023
Net loss	$(6,492,948)
Accretion of temporary equity to redemption value	(761,142)
Net loss including accretion of temporary equity to redemption value	$(7,254,090)

	Six Months Ended
	June 30, 2023
	Class A	Class B

Allocation of net loss including accretion of temporary equity	$(3,031,481)	$(4,222,609)
Plus: Accretion applicable to Class A redeemable shares	761,142	—

Total loss by Class	$(2,270,339)	$(4,222,609)

Weighted average number of shares	4,128,024	5,750,000

Loss per share	$(0.55)	$(0.73)
The following table reflects the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2022 (in dollars, except per share amounts):

Three Months Ended June 30, 2022

Net income	$4,161,210
Accretion of temporary equity to redemption value	(159,999)

Net income including accretion of temporary equity to redemption value	$4,001,211

	Three Months Ended June 30, 2022
	Class A	Class B
Allocation of net income including accretion of temporary equity	$3,200,969	$800,242
Plus: Accretion applicable to Class A redeemable shares	159,999	—

Total income by Class	$3,360,968	$800,242

Weighted average number of shares	23,000,000	5,750,000
Income per share	$0.15	$0.14

Six Months Ended June 30, 2022
Net income	$5,623,403
Accretion of temporary equity to redemption value	(178,770)

Net income including accretion of temporary equity to redemption value	$5,444,633

	Six Months Ended June 30, 2022
	Class A	Class B
Allocation of net income including accretion of temporary equity	$4,355,706	$1,088,927
Plus: Accretion applicable to Class A redeemable shares	178,770	—

Total income by Class	$4,534,476	$1,088,927

Weighted average number of shares	23,000,000	5,750,000
Income per share	$0.20	$0.19
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
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
The promissory note agreements are non-interest bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. On April 5, 2023, the Sponsor and Metric cancelled the full amounts due by the Company under the promissory note agreements. The cancellation of the promissory note agreements is co ns
idered a troubled debt restructurin
g.
The Sponsor and
Metric

have agreed to forgive the full $490,000 of aggregate amounts ou
t
standing under promissory notes and not require settlement in the form of cash, assets, or issuance of equity or other financial instruments. The Company recognized an aggregate gain of $490,000 on the cancellation of the promissory note agreements with the Sponsor and Metric. As the debt restructuring resulted in the full settlement of the debt obligation and because both the Sponsor and Metric own equity interests in the Company, the Company deemed the cancellation of promissory notes a capital transaction. As such, the Company recorded the gain on extinguishment to additional paid-in capital. As of June 30, 2023 and December 31, 2022, there was $
0 and
$490,000 outstanding under the promissory notes.
In November 2022, December 2022, January 2023, and June 2023, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $1,490,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a 50% rate per annum, and notes that have 100% interest payable upon the consummation of an initial Business Combination. The zero interest bearing notes and the notes that accrue interest at a 50% rate per annum are payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The notes that have 100% interest payable upon consummation of an initial Business combination are due and payable upon the consummation of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company has drawn down an aggregate $1,490,000 and $767,500, respectively, on the Promissory Notes. As of June 30, 2023 and December 31, 2022, the Company had accrued $143,589 and $7,719 interest related to the 50% per annum interest rate Promissory Notes, respectively, and $273,448 and $32,865 for the contingent interest embedded derivative liability related to the 100% interest rate Promissory Notes, respectively, payable upon consummation of an initial Business Combination. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.
Related party loans
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Further, if the Sponsor elects to extend the period of time to consummate an initial Business Combination beyond 24 months from the closing of the Initial Public Offering, the Sponsor (or its affiliates or designees) may be required to deposit additional funds into the Trust Account in the form of a loan to us, as described in the prospectus (the “Extension Loans”, together with the Working Capital Loans, the “Company Loans”). If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust
Account would be used to repay such loaned amounts. Up to $4,600,000 of such loans that may be extended to us by the Sponsor, its affiliates or designees or any of our directors or officers, as the case may be, may be converted into warrants, at a price of $1.50 per warrant, at the option of the lender. If issued, the warrants would be identical in terms of their terms and conditions to the private placement warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans or warrants, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the consummation of our initial business combination, we do not expect to seek loans from parties other than the Sponsor, its affiliates or designees or our directors or officers as we do not believe third parties will be willing to loan such funds and waive any and all rights to seek access to funds in our Trust Account. After our initial business combination, members of the FLAG team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. There are no amounts outstanding under these Working Capital Loans as of June 30, 2023 or December 31, 2022.
Administrative support agreement
The Company has the option, commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support.

NOTE 6. STOCKHOLDERS’ EQUITY
Preferred stock. The Company is authorized to issue up to 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.
Class A common stock. The Company is authorized to issue up to 300,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. On September 19, 2022, certain investors redeemed 18,871,976 shares of Class A common stock for $190,010,529, resulting in a reductions to shares of redeemable Class A common stock outstanding to 4,128,024. At June 30, 2023, and December 31, 2022, there were no shares of Class A common stock issued and outstanding, except for 4,128,024 shares of Class A common stock subject to possible redemption, respectively.
Class B common stock. The Company is authorized to issue up to 30,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023, and December 31, 2022, there were 5,750,000 Class B common stock issued and outstanding.
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

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders (referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Redeemable Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”).

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

•
if, and only if, the Reference Value (as defined above under “—Redemption of warrants when the price per share of our Class A common stock equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Anti-dilution Adjustments” in Exhibit 4.5 to our Form 10-K for the year ended December 31, 2022); and

•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Anti-dilution Adjustments” in Exhibit 4.5 to our Form 10-K for the year ended December 31, 2022), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2023 and December 31, 2022, the Company’s warrant liability was valued at $1,937,000 and $745,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The following table presents fair value information as of June 30, 2023, and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company transferred the fair value of Private Placement Warrants from a Level 3 measurement to a Level 2 measurement in 2022 as the valuation inputs are largely driven by the fair value of the Public Warrants for which quoted prices are observable in active markets.
The following table presents information about the Company’s Level 3 measurements for the three and six months ended June 30, 2023 and 2022:

	Forward Purchase Units	Private Placement Warrants	Contingent Interest Liability	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2022	$326,234	$—	$32,865	$359,099
Change in fair value	554,443	—	101,404	655,847

Level 3 financial instruments as of March 31, 2023	880,677	—	134,269	1,014,946
Change in fair value	1,764,927	—	139,179	1,904,106

Level 3 financial instruments as of June 30, 2023	$2,645,604	$—	$273,448	$2,919,052

	Forward Purchase Units	Private Placement Warrants	Contingent Interest Liability	Total Level 3 Financial Instruments
Level 3 financial instruments as of December 31, 2021	$521,184	$1,718,000	$—	$2,239,184
Change in fair value	122,020	(482,000)	—	(359,980)
Level 3 financial instruments as of March 31, 2022	643,204	1,236,000	—	1,879,204
Change in fair value	(332,983)	(926,000)	—	(1,258,983)
Transfer to Level 2	—	(310,000)	—	(310,000)

Level 3 financial instruments as of June 30, 2022	$310,221	$—	$—	$310,221

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023
	Level 1	Level 2	Level 3
Assets
Marketable securities held in trust account	$43,214,249	$—	$—
Liabilities
Public Warrants	$1,495,000	$—	$—
Private Placement Warrants	$—	$442,000	$—
Forward Purchase Units	$—	$—	$2,645,604
Contingent Interest Liabilities	$—	$—	$273,448

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash and marketable securities held in trust account	$42,453,107	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Placement Warrants	$—	$170,000	$—
Forward Purchase Units	$—	$—	$326,234
Contingent Interest Liabilities	$—	$—	$32,865
The following table presents the changes in the fair value of financial instruments for the three and six months ended June 30, 2023 and 2022:

	Public Warrants	Private Placement Warrants	Forward Purchase Units	Contingent Interest Liability
Derivative liabilities as of December 31, 2022	$575,000	$170,000	$326,234	$32,865
Change in fair value	(57,500)	(31,000)	554,443	101,404

Derivative liabilities as of March 31, 2023	517,500	139,000	880,677	134,269
Change in fair value	977,500	303,000	1,764,927	139,179

Derivative liabilities as of June 30, 2023	$1,495,000	$442,000	$2,645,604	$273,448

	Public Warrants	Private Placement Warrants	Forward Purchase Units	Contingent Interest Liability
Derivative liabilities as of December 31, 2021	$5,751,150	$1,718,000	$521,184	$—
Change in fair value	(1,612,300)	(482,000)	122,020	—

Derivative liabilities as of March 31, 2022	4,138,850	1,236,000	643,204	—
Change in fair value	(3,103,850)	(926,000)	(332,983)	—
Derivative liabilities as of June 30, 2022	$1,035,000	$310,000	$310,221	$—

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
The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at June 30, 2023 and December 31, 2022:

	Private Placement Warrants
	June 30, 2023	December 31, 2022
Ordinary share price	$10.49	$10.17
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.07%	3.94%
Volatility	0.00%	0.00%
Term	5.17	5.50
Warrant to buy one share	$0.13	$0.05
Dividend yield	0.00%	0.00%

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
The key inputs into the formula were as follows at June 30, 2023 and December 31, 2022:

	Forward Purchase Liability
	June 30, 2023	December 31, 2022
Input
Probability of an acquisition occurring	80.00%	10.00%
Unit price	$10.49	$10.17
Risk-free rate of interest	5.35%	4.70%
Time to expiration	0.17	0.05
The Company established the fair value of the contingent interest liability on December 31, 2022. The Company utilized a “With and Without” embedded derivative valuation model to calculate the standalone value of the embedded derivative. Key inputs into the model as of June 30, 2023 and December 31, 2022 are as follows:

	Contingent Interest Liability
	June 30, 2023	December 31, 2022
Input
Valuation date	June 30, 2023	December 31, 2022
Inception date	December 1 through December 14, 2022	December 1 through December 14, 2022
Aggregate principal amount	$350,000	$350,000
Contractual interest	100.0	100.0%
Maturity date	Date of successful business combination	Date of successful business combination
Estimated business combination date	September 1, 2023	June 30, 2023
Estimated probability of a business combination	80.0%	10.0%
Estimated market yield	14.5%	13.0%
NOTE 10. INCOME TAX
The Company recorded a tax provision of $77,949 and $143,424, respectively, for the three and six months ended June 30, 2023. The effective tax rate was 2.30% and 1.91%, respectively
, for the three and six months ended June 30, 2023. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets. During the three and six months ended June 30, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2023 and December 31, 2022.
NOTE 11. SUBSEQUENT EVENTS
On August 4, 2024, the Company filed a proxy statement/prospectus with SEC. The special stockholder meeting of the Company to approve the Business Combination has been set for August 22, 2023.

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

Overview

Merger Agreement with Calidi

On January 9, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among FLAG, FLAG Merger Sub, Inc., a Nevada corporation and a direct, wholly owned subsidiary of FLAG (“Merger Sub”), Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), the Sponsor, in the capacity as the representative of the stockholders of FLAG and Allan Camaisa, in the capacity as the representative of the stockholders to Calidi. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which Merger Sub will merge with and into Calidi with Calidi surviving such merger as a wholly-owned subsidiary of the Company. We refer to the new public entity following consummation of the Business Combination as “New Calidi.” For further details on the Proposed Business Combination, see Note 1 under the heading “Proposed Business Combination” of the unaudited condensed financial statements included herein and also refer to the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on March 31, 2023.

The proposed Business Combination is subject to, among other things, the approval of the proposed Business Combination by the Company’s stockholders, satisfaction of the conditions stated in the Merger Agreement and other customary closing conditions, including the receipt of certain regulatory approvals and the approval by the NYSE to list the securities of the combined company.

Extension

The Company’s Initial Public Offering prospectus and amended and restated certificate of incorporation provided that the Company had until September 14, 2022 to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on September 16, 2022, the Company held a special meeting of shareholders and (i) approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate an initial business combination from September 14, 2022 to December 14, 2022 (the “September Extension”) and (ii) provided the Company’s Board the ability to further extend the date by which the Company must consummate a business combination up to three additional times for three months each time, for a maximum of 9 additional months, if the Sponsor pays an amount equal to 1% of the amount then on deposit in the Trust Account for each three-month extension, which amount will be deposited in the Trust Account (the “Extension Fee”). The Company’s Board subsequently approved extensions of the date by which the Company must complete its initial business combination from December 14, 2022 to March 14, 2023 (the “December Extension”), from March 14, 2023 to June 14, 2023, and from June 14, 2023 to September 14, 2023 (the “June Extension”). In connection with the approval of the December Extension and the June Extension, the Trust Account was funded by the Sponsor with payments of $415,626 and $423,186, respectively.

Promissory Notes

On September 13, 2022, FLAG issued two unsecured promissory notes in an aggregate principal amount of $490,000 to the Sponsor and Metric, $412,802 of which was used to fund the September Extension and for general working capital purposes. The Company deposited the funds into the Trust Account. On April 5, 2023, the Sponsor and Metric canceled the promissory notes and discharged all of the Company’s obligations thereunder. The Company accounted for the cancellation as a troubled debt restructuring and recorded the gain on extinguishment as a capital contribution from the Sponsor and Metric (refer to Note 5 of the Notes to the Financial Statements). Such Extension Fees will not be required to be repaid upon the consummation of the Business Combination.

In order to fund the extension fees in connection with the December Extension, the Company issued promissory notes to certain officers and directors of the Company in an aggregate principal amount of $710,000. Under the terms of these notes, the Company is required to pay interest on the notes at a per annum rate of 50% to 100% of the loan amount evidenced by such notes. On December 13, 2022, the Company issued a promissory note to Jackson Investment Group, LLC, an existing holder of Founder Shares, with an outstanding principal balance of $205,000 (the “Jackson Note”), the proceeds of which were used to fund the fees in connection with the December Extension. Under the terms of the Jackson Note, the Company is required to pay interest at a per annum rate of 50% of the loan amount evidenced by the note. Each of the foregoing promissory notes is payable in full on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective.

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

Following the closing of the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, an amount of $230 million ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account located in the United States, which is and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation. On September 13, 2022, the Company’s stockholders approved the Charter Amendment Proposal to extend the date by which the Company must consummate a business combination transaction from September 14, 2022 (the date which was 12 months from the closing date of the Company’s initial public offering of units) to December 14, 2022 (or up to September 14, 2023 if we were to exercise the three three-month extensions available to us pursuant to our amended and restated certificate of incorporation, of which no extensions remain unexercised). In connection with the Charter Amendment Proposal, stockholders elected to redeem 18,871,976 shares of common stock. We have until September 14, 2023 to consummate a Business Combination. However, if we have not completed a Business Combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining public shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from inception through June 30, 2023 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination at the earliest.

For the three months ended June 30, 2023, we had net loss of approximately $4.3 million, which consisted of $1.5 million in operating costs, a $1.8 million loss on the change in the fair value of forward purchase unit liability, a $0.1 million loss on the change in fair value of contingent interest liability, a $0.1 million provision for income taxes, and a $1.3 million loss on the change in the fair value of warrant liability, offset by $0.5 million earnings and unrealized gain on marketable securities held in the trust account.

For the six months ended June 30, 2023, we had net loss of approximately $6.5 million, which consisted of $3.5 million in operating costs, a $2.3 million loss on the change in the fair value of forward purchase unit liability, a $0.2 million loss on the change in fair value of contingent interest liability, a $0.1 million provision for income taxes, a $1.2 million loss on the change in the fair value of warrant liability, and a $0.1 million financing expense, offset by $1.0 million earnings and unrealized gain on marketable securities held in the trust account.

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

Going Concern

As of June 30, 2023, the Company had $669,867 in operating cash and working capital deficit of $7,386,962.

The Company’s liquidity needs since September 14, 2021 had been satisfied through a payment from the Sponsor and Metric of $25,000 for Class B common stock, par value $0.0001 per share (“Class B common stock” and shares thereof, “Founder Shares”) (see Note 5 to the unaudited condensed financial statements included herein), the Initial Public Offering and the issuance of the Private Placement Warrants. Additionally, the Company drew on unsecured promissory notes to pay certain offering costs and unsecured promissory notes to pay for the Company’s extension and working capital needs.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023 other than an agreement for an optional payment to an affiliate of our sponsor a monthly fee of $10,000 for office space and administrative support to the Company. We began incurring these fees on September 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

On September 13, 2022, the Company entered into promissory note agreements with the Sponsor and Metric (“Related Party Promissory Notes”) for an aggregate $490,000. The Related Party Promissory Notes are non-interest bearing and are payable on the earlier of the date on which a business combination is consummated or the date that the winding up of the Company is effective. On April 5, 2023, the Sponsor and Metric cancelled the full amounts due by the Company under the promissory note agreements. The cancellation of the promissory note agreements was considered a capital contribution and recorded to additional paid-in capital. As of June 30, 2023 and December 31, 2022, there was $0 and $490,000 outstanding under the promissory notes.

In November 2022, December 2022, January 2023, and June 2023, the Company entered into promissory note agreements with various parties (“Promissory Notes”) for an aggregate borrowing capacity of $1,490,000. The Promissory Notes include a zero interest bearing note, notes that accrue interest at a 50% rate per annum, and notes that have 100% interest payable upon the consummation of an initial Business Combination. The zero interest bearing notes and the notes that accrue interest at a 50% rate per annum are payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The notes that have 100% interest payable upon consummation of an initial Business combination are due and payable upon the consummation of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company has drawn down an aggregate $1,490,000 and $767,500, respectively, on the Promissory Notes. As of June 30, 2023 and December 31, 2022, the Company had accrued $143,589 and $7,719 interest related to the 50% per annum interest rate Promissory Notes, respectively, and $273,448 and $32,865 for the contingent interest embedded derivative liability related to the 100% interest rate Promissory Notes, respectively, payable upon consummation of an initial Business Combination. The contingent interest liability is treated as an issuance cost and is recorded against a debt discount. The Promissory Notes are recorded net of debt discount, with the debt discount being amortized into the Promissory Note balance through the maturity date.

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

Forward Purchase Units

The company accounts for the 5,000,000 forward purchase units in accordance with ASC Topic 815 as a liability-classified instrument at fair value with changes in fair value at subsequent reporting dates recorded to the statement of operations. The forward purchase agreement is a plain vanilla forward contract with delivery of the Units and payment contingent on the consummation of an acquisition. The value per forward purchase unit is equal to the probability of an acquisition occurring, multiplied by the value of the unit at the initial public offering date, multiplied by (1 - exp(-rt)) where r is the risk-free rate of interest and t is the time to acquisition. The forward purchase units are classified as Level 3 measurements as of June 30, 2023 and December 31, 2022.

Contingent Interest Liability

The Company accounts for interest on promissory notes that are payable upon a successful business combination in accordance with ASC Topic 470, “Debt” and ASC 815. The contingent interest meets the criteria of an embedded derivative which requires bifurcation and separate accounting as a liability-classified instrument at fair value with changes in the fair value at subsequent reporting dates recorded to the statement of operations. The contingent interest liability is also treated as an issuance cost of the promissory notes and is recorded against a debt discount. The contingent interest liability is classified as a Level 3 measurement as of June 30, 2023 and December 31, 2022 as valuation inputs are largely driven by the timing and probability of a successful business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting as of December 31, 2022 and June 30, 2023. As previously disclosed, we identified a material weakness in internal controls over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. In addition, during the quarter ended June 30, 2023, we identified material weaknesses in internal controls due to the fact that we had not yet designed and maintained effective internal controls related to the evaluation and recording of troubled debt restructuring within the financial statements and recording of accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Activities

Following the determination of the material weaknesses discussed above, our Chief Financial Officer performed additional post-closing review procedures including consulting with subject matter experts related to the accounting for derivatives, marketable securities, debt, and accrued expenses. The Company’s management has also retained an additional consultant to provide additional review and subject matter expertise. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have improved, and will continue to improve, these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

The exhibits on the Exhibit Index to this Form 10-Q are incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1(a)	Amended and Restated Certificate of Incorporation (1)

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

10.1	Amendment No. 2, dated as of June 16, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc. Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC and Allan Camaisa (6)

10.2	Amendment No. 1, dated as of June 16, 2023, to the Sponsor Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi Biotherapeutics, Inc., First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and certain parties thereto. (6)

10.3	Amendment No. 1, dated as of April 12, 2023, to the Voting Agreement, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi Biotherapeutics, Inc. and certain equityholders of Calidi Biotherapeutics, Inc. (7)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 15, 2021.
(2)	Previously filed as an exhibit to our current Report on Form 8-K filed on September 16, 2022.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 24, 2021.
(4)	Previously filed as an exhibit to our current Report on Form 8-K filed on January 9, 2023.
(5)	Previously filed as an exhibit to our current Report on Form 8-K filed on February 10, 2023.
(6)	Previously filed as an exhibit to our current Report on Form 8-K filed on June 23, 2023.
(7)	Previously filed as an exhibit to our current Report on Form 8-K filed on April 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST LIGHT ACQUISITION GROUP, INC.

Date: August 21, 2023	By:	/s/ Tom Vecchiolla
Tom Vecchiolla
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Michael J. Alber
Michael J. Alber
Chief Financial Officer
(Principal Financial and Accounting Officer)