Form 10-Q
period 2023-09-30
Calidi Biotherapeutics, Inc.
filed 2023-11-14
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40789

Calidi Biotherapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4475 Executive Drive, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 794-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CLDI	NYSE American LLC
Warrants, each whole warrant exercisable for one share of common stock	CLDI WS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2023, the registrant had 35,436,381 shares of common stock, $0.0001 par value, outstanding.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,147	$372
Prepaid expenses and other current assets	1,540	414
Total current assets	11,687	786
NONCURRENT ASSETS
Machinery and equipment, net	1,131	887
Operating lease right-of-use assets, net	4,331	199
Forward purchase agreement derivative asset	1,290	—
Other noncurrent assets	148	725
TOTAL ASSETS	$18,587	$2,597
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,410	$2,124
Related party accounts payable	81	147
Accrued expenses and other current liabilities	4,490	5,142
Related party accrued expenses and other current liabilities	491	205
Legal settlement liability	—	640
Loans payable, net of issuance costs	1,000	1,000
Term notes payable, net of discount, including accrued interest	884	507
Related party term notes payable, net of discount, including accrued interest	1,442	1,962
Related party convertible notes payable, including accrued interest	19	804
Related party contingently convertible notes payable, including contingently issuable warrants, at fair value	—	1,152
Simple agreements for future equity (SAFE), at fair value	—	24,575
Related party SAFE, at fair value	—	4,615
Finance lease liability, current	62	72
Operating lease right-of-use liability, current	994	44
Total current liabilities	10,873	42,989
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	3,299	305
Finance lease liability, noncurrent	96	142
Related party term notes payable, net of discount, including accrued interest	1,954	—
Other liabilities	508	—
Warrant liability	2,951	—
TOTAL LIABILITIES	19,681	43,436
Commitments and contingencies (Note 14)
CONVERTIBLE PREFERRED STOCK(1)
Founders convertible preferred stock, $0.0001 par value, 0 and 10,500 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 and 10,402 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $2,080 as of September 30, 2023 and December 31, 2022, respectively	—	1,354
Series A-1 convertible preferred stock, $0.0001 par value, 0 and 5,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 and 4,316 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $4,316 as of September 30, 2023 and December 31, 2022, respectively	—	3,871
Series A-2 convertible preferred stock, $0.0001 par value, 0 and 4,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 and 2,545 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $4,454 as of September 30, 2023 and December 31, 2022, respectively	—	4,376
STOCKHOLDERS’ DEFICIT(1)
Common stock, $0.0001 par value, 330,000 shares authorized; 35,436 and 8,584 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	2
Additional paid-in capital	90,249	19,928
Accumulated other comprehensive loss, net of tax	(4)	(14)
Accumulated deficit	(91,343)	(70,356)
Total stockholders’ deficit	(1,094)	(50,440)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$18,587	$2,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
REVENUE
Service revenues	$—	$—	$—	$45
Total revenues	—	—	—	45
OPERATING EXPENSES
Cost of revenues	—	—	—	(14)
Research and development	(3,251)	(1,945)	(9,050)	(4,994)
General and administrative	(3,970)	(5,041)	(10,122)	(13,477)
Total operating expenses	(7,221)	(6,986)	(19,172)	(18,485)
Loss from operations	(7,221)	(6,986)	(19,172)	(18,440)
OTHER INCOME (EXPENSES), NET
Interest expense	(101)	(8)	(266)	(27)
Interest expense – related party	(223)	(21)	(581)	(33)
Series B convertible preferred stock financing costs – related party	—	—	(2,680)	—
Change in fair value of debt and other liabilities	845	1,084	(1,255)	409
Change in fair value of debt and other liabilities – related party	4,473	573	1,213	426
Grant income	693	—	2,273	—
Debt extinguishment	(139)	—	(139)	—
Debt extinguishment – related party	(332)	—	(332)	—
Other income (expense), net	(8)	4	(29)	8
Total other income (expenses), net	5,208	1,632	(1,796)	783
LOSS BEFORE INCOME TAXES	(2,013)	(5,354)	(20,968)	(17,657)
Income tax provision	(11)	(1)	(19)	(14)
NET LOSS	$(2,024)	$(5,355)	$(20,987)	$(17,671)
Net loss per share; basic and diluted	$(0.14)	$(0.63)	$(1.98)	$(2.08)
Weighted average common shares outstanding; basic and diluted	14,310	8,566	10,601	8,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
NET LOSS	$(2,024)	$(5,355)	$(20,987)	$(17,671)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	13	(13)	10	(30)
COMPREHENSIVE LOSS	$(2,011)	$(5,368)	$(20,977)	$(17,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022(1)	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,583,724	$2	$19,928	$(14)	$(70,356)	$(50,440)
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	29,752	—	187	—	—	187
Exercise of stock options	—	—	—	—	—	—	156,089	—	181	—	—	181
Stock-based compensation	—	—	—	—	—	—	—	—	1,434	—	—	1,434
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(6,462)	(6,462)

Balance at March 31, 2023	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,769,565	$2	$21,730	$(12)	$(76,818)	$(55,098)

Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	13,070	—	85	—	—	85
Exercise of stock options	—	—	—	—	—	—	20,811	—	50	—	—	50
Series B convertible preferred stock financing costs	—	—	—	—	—	—	—	—	2,680	—	—	2,680
Stock-based compensation	—	—	—	—	—	—	—	—	1,080	—	—	1,080
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,501)	(12,501)

Balance at June 30, 2023	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,803,446	$2	$25,625	$(17)	$(89,319)	$(63,709)

Conversion of preferred stock into common stock	(4,329,815)	(1,354)	(1,796,645)	(3,871)	(1,059,274)	(4,376)	7,185,734	—	9,601	—	—	9,601
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	1,546	—	11	—	—	11
Exercise of common stock options	—	—	—	—	—	—	20,811	—	50	—	—	50
Issuance of common stock for Calidi debt settlement in connection with Merger	—	—	—	—	—	—	387,820	—	2,234	—	—	2,234
Issuance of common stock for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	46,826	—	333	—	—	333
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	16,683,387	2	56,099	—	—	56,099
Issuance of common stock to Non-Redemption and PIPE Agreement Investor in connection with Merger	—	—	—	—	—	—	1,306,811	—	2,763	—	—	2,763
Issuance of common stock under Forward Purchase Agreement in connection with Merger	—	—	—	—	—	—	1,000,000	—	4,520	—	—	4,520
Issuance of warrants for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	—	—	705	—	—	705
Assumed liabilities from Merger	—	—	—	—	—	—	—	—	(6,808)	—	—	(6,808)
Assumed warrant liability from Merger	—	—	—	—	—	—	—	—	(3,389)	—	—	(3,389)
Deferred financing fees in connection with Merger	—	—	—	—	—	—	—	—	(2,604)	—	—	(2,604)
Stock-based compensation	—	—	—	—	—	—	—	—	1,109	—	—	1,109
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	(2,024)	(2,024)

Balance at September 30, 2023	—	$—	—	$—	—	$—	35,436,381	$4	$90,249	$(4)	$(91,343)	$(1,094)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2021(1)	4,329,815	$1,354	1,734,209	$3,721	952,242	$3,926	8,294,816	$2	$13,316	$(1)	$(44,929)	$(31,612)
Issuance of common stock with term notes as interest paid in kind and other	—	—	62,436	150	107,032	450	—	—	—	—	—	—
Issuance of common stock in lieu of cash for consulting services	—	—	—	—	—	—	54,527	—	158	—	—	158
Exercise of stock options	—	—	—	—	—	—	109,739	—	114	—	—	114
Stock-based compensation	—	—	—	—	—	—	—	—	1,466	—	—	1,466
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,740)	(7,740)

Balance at March 31, 2022	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,459,082	$2	$15,054	$(7)	$(52,669)	$(37,620)

Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	1,665	—	7	—	—	7
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	104,059	—	1,621	—	—	1,621
Stock-based compensation	—	—	—	—	—	—	—	—	936	—	—	936
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,576)	(4,576)

Balance at June 30, 2022	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,564,806	$2	$17,618	$(18)	$(57,245)	$(39,643)

Issuance of common stock in lieu of cash for recruiting services	—	—	—	—	—	—	1,665	—	13	—	—	13
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	1,078	—	10	—	—	10
Stock-based compensation	—	—	—	—	—	—	—	—	1,062	—	—	1,062
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,355)	(5,355)

Balance at September 30, 2022	4,329,815	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,567,549	$2	$18,703	$(31)	$(62,600)	$(43,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,987)	$(17,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293	162
Amortization of right of use assets	599	9
Amortization of debt discount and financing costs	711	4
Stock-based compensation	3,623	3,464
Change in fair value of debt and other liabilities	43	(835)
Series B convertible preferred stock financing costs	2,680	—
Debt extinguishment	471	—
Legal settlement with shares of common stock	—	1,621
Other	—	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,867)	318
Accounts payable	(7,655)	1,562
Accrued expenses and other current liabilities	697	1,998
Operating lease right of use liability	(405)	—
Net cash used in operating activities	(21,797)	(9,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(515)	(267)
Cash assumed in connection with the FLAG Merger	9	—
Security deposits, net	63	(66)
Net cash used in investing activities	(443)	(333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	281	114
Proceeds from issuance of Series B convertible preferred stock	9,590	—
Related party proceeds from issuance of Series B convertible preferred stock	14,907	—
Proceeds from Non-Redemption and PIPE Agreements	2,763	—
Proceeds from simple agreements for future equity (SAFE)	2,760	5,350
Related party proceeds from SAFE	—	2,400
Proceeds from issuance of term notes payable	1,250	—
Related party proceeds from issuance of term notes payable	2,000	—
Repayment of principal on loan payable to bank	—	(38)
Repayment of financing lease obligations	(53)	(58)
Payment of deferred financing costs	(1,496)	—
Net cash provided by financing activities	32,002	7,768
Effect of exchange rate changes on cash	13	(34)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	9,775	(1,937)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	590	2,237
At end of the period	$10,365	$300
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$34	$24
Cash paid for income taxes	$11	$14
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock in lieu of cash for services	$344	$188
Issuance of warrants for deferred compensation settlement in connection with FLAG Merger	$705	$—
Issuance of common stock with term notes as interest paid in kind and other	$272	$—
Assumed liabilities from FLAG Merger	$(6,808)	$—
Assumed warrant liability from FLAG Merger	$(3,389)	$—
Issuance of common stock as a result of the FLAG Merger	$56,090	$—
Forward purchase agreement derivative asset	$4,520	$—
Deferred financing fees in connection with FLAG Merger	$(2,604)	$—
Issuance of preferred stock upon conversion of related party convertible notes payable	$—	$600
Issuance of common stock upon conversion of convertible preferred stock	$9,601	$—
Purchase of equipment included in accounts payable and accrued liabilities	$—	$130
Issuance of SAFE in lieu of cash for advisory services	$166	$—
Issuance of common stock for Calidi debt settlement in connection with FLAG Merger	2,234	$—
Issuance of SAFE in lieu of cash for settlement of advisory services accounts payable	$—	$195
Machinery and equipment acquired through financing leases	$—	$67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Calidi Biotherapeutics, Inc. (“Calidi”), founded in 2014 and reincorporated in the state of Delaware in 2023 (see Business Combination in this Note and in Note 3), is a clinical stage immuno-oncology company developing and commercializing novel stem cell-based platforms for delivery and potentiation of oncolytic viruses for the treatment of cancer. Calidi is developing a pipeline of off-the-shelf allogeneic cell product candidates that are designed to: (i) protect oncolytic viruses from complement inactivation and innate immune cell inactivation by the body’s immune system; (ii) support oncolytic viral amplification in the allogeneic cells, and (iii) modify the tumor microenvironment to facilitate tumor cell targeting and viral amplification at the tumor sites for an extended period of time, potentially leading to an improved cancer therapy. Calidi’s most advanced product candidates are discussed below.

CLD-101 (NeuroNova™ Platform) for newly diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication) is composed of an immortalized neural stem cell line loaded with an engineered oncolytic adeno virus for the treatment of HGG. NNV1 is a licensed program from Northwestern University (“Northwestern”) which Calidi obtained the rights for commercialization in June 2021 (see Note 14). A phase I clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed by Northwestern in June 2021.

CLD-101 for recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication) is a licensed program under development for patents covering cancer therapies using the same CLD-101 (NeuroNova™ Platform) for recurrent HGG. Calidi licensed this product candidate in July 2021 pursuant to an agreement with City of Hope for the commercial development of NNV2 (see Note 14).

CLD-201 (SuperNova™) for advanced solid tumors (also referred to as “SNV1”), composed of allogeneic adipose-derived mesenchymal stem cells (AD-MSC) loaded with the tumor selective oncolytic vaccinia virus Calidi refers to as “CAL1”. SNV1 is an internally developed product candidate for which Calidi’s primary indications are for the treatment of advanced solid tumors, including head and neck cancer, triple-negative breast cancer and melanoma.

Calidi is also developing engineered oncolytic vaccinia virus constructs as well as allogeneic cell-based platforms with improved systemic anti-tumor immunity in the exploratory stages of development.

Calidi’s operations to date have focused on organization and staffing, business planning, raising capital, licensing, acquiring and developing technology, establishing intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, process development and procuring manufacturing for preclinical and clinical trials. Calidi’s product candidates are subject to long development cycles and Calidi may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

Calidi is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of Calidi’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if Calidi’s drug development efforts are successful, it is uncertain when, if ever, Calidi will realize significant revenue from product sales.

Business Combination

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation, a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi pursuant to the Agreement and Plan of Merger (as the same has been or may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) dated as of January 9, 2023 by and among FLAG, Calidi, First Light Acquisition Group, LLC, in the capacity as representative for the stockholders of FLAG (the “Sponsor” or the “Purchaser Representative”) and Allan Camaisa, in the capacity as representative of the stockholders of Calidi (“Seller Representative”). On August 22, 2023, FLAG held a special meeting of stockholders, which was adjourned to and reconvened on August 24, 2023, and further adjourned to and reconvened on August 28, 2023, at which meeting the FLAG stockholders considered and adopted, among other matters, a proposal to approve the business combination. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi, with Calidi surviving such merger as a wholly-owned subsidiary of FLAG (the “FLAG Merger,” and the transactions contemplated by the Merger Agreement, the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

Previous Agreement and Plan of Merger with Edoc Acquisition Corp. and other Investors

On February 2, 2022, Edoc Acquisition Corp., a Cayman Islands corporation (together with its successors, “Edoc”), entered into an Agreement and Plan of Merger (the “Edoc Merger Agreement”) with Edoc Merger Sub Inc., a Nevada corporation and newly formed wholly-owned subsidiary of Edoc, American Physicians LLC, a Delaware limited liability company (“Sponsor”) and Calidi.

On August 11, 2022, the previously announced Edoc Merger Agreement was terminated by Calidi effective as of that date.

Liquidity and Going concern

The condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has experienced recurring net losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $91.3 million at September 30, 2023. During the first nine months of 2023, the Company used $21.8 million for operating activities. As of September 30, 2023, the Company had cash of $10.1 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

Calidi is currently seeking to execute a Common Stock Purchase Agreement (also referred to as the equity line of credit or “ELOC”) and is currently in negotiations; however, nothing has been agreed to with the counterparty as of the issuance of the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. Therefore, there can be no assurance that the ELOC will be secured and any funds will be available to Calidi in the future.

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements.

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital through public or private equity or debt financings to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Risks and uncertainties

Changes in economic conditions, including rising interest rates, public health issues, including the recent COVID-19 pandemic, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect Calidi’s operations.

2. Summary of Significant Accounting Policies

Unaudited interim financial information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly Calidi’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2022 in the Company’s Form S-1, which was filed with the SEC on October 6, 2023.

As described in Note 1 and Note 3, pursuant to the effected Business Combination where Calidi was determined to be the accounting acquirer in connection with the FLAG Merger, for periods prior to the FLAG Merger, the condensed consolidated financial statements were prepared on a stand-alone basis for Former Calidi and did not include the combined entities activity or financial position. Subsequent to the FLAG Merger, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 include the acquired business from September 12, 2023 through September 30, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of the Former Calidi have been retroactively restated based on the exchange ratio of approximately 0.41 (the “Conversion Ratio”).

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of Calidi include the accounts of its wholly owned subsidiary, StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for Calidi under a cost-plus intercompany development agreement funded by Calidi. Calidi Australia’s principal purpose is for conducting a part of the SNV1 clinical trials in Australia.

Variable interest entities (“VIEs”) are legal entities that either have an insufficient amount of equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of equity investment at risk lack the ability to direct the entity’s activities that most significantly impact economic performance through voting or similar rights, or do not have the obligation to absorb the expected losses or the right to receive expected residual returns of the entity.

For all VIEs in which Calidi is involved, it assesses whether it is the primary beneficiary on an ongoing basis. In circumstances where Calidi has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, Calidi would conclude that it is the primary beneficiary of the VIE, and Calidi consolidates the VIE. In situations where Calidi is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes Calidi’s interests in the VIE.

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, is a special purpose vehicle entity that is solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of Calidi. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi (see Note 10), has no other operations, and will be dissolved as soon as practicable following the closing of the business combination between Calidi and FLAG. As such, the level of equity in Calidi Cure is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure is a VIE and Calidi is the primary beneficiary. As such, Calidi has consolidated Calidi Cure into its unaudited condensed consolidated financial statements presented herein.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Calidi’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, and the reported amounts during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, comparable companies or transactions, liquidity events, determination of fair value of financial instruments under the fair value option of accounting, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long- lived assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, assumptions used to value common stock, debt and debt-like instruments, warrants, and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

Restricted cash

Calidi classifies cash that has contractual or legal restrictions imposed by third parties as restricted cash, which is restricted as to withdrawal or use except for the specified purpose under a contract. Calidi classifies restricted cash as either part of prepaids and other current assets, or as part of other noncurrent assets, depending on the term and nature of the underlying contract with a financial institution, which requires Calidi to hold a fixed amount of funds in a restricted money market account as collateral to the financial institution for Calidi’s corporate credit card program with that financial institution.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows in accordance with ASU 2016-18 (in thousands):

	September 30, 2023	December 31, 2022
Cash	$10,147	$372
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$10,365	$590

Leases

Calidi accounts for leases in accordance with ASC 842, Leases. Calidi determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, Calidi continues to use: (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset; and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Calidi accounts for the lease and non-lease components as a single lease component.

For operating leases, Calidi recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, Calidi uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Calidi uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Calidi will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Calidi discloses the amortization of ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the unaudited condensed consolidated statements of cash flows.

Finance leases are included in machinery and equipment, and in finance lease liabilities, current and noncurrent, in the consolidated balance sheets.

See Note 14 for the San Diego office lease which commenced on March 1, 2023, and was accounted for as an operating lease in accordance with ASC 842.

Fair value option of accounting

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholder’s equity and the instrument does not contain a beneficial conversion feature at issuance. In addition, because a contingent beneficial conversion feature, if any, is not separately recognized within stockholders’ equity at the issuance date, a convertible debt instrument with a contingent beneficial conversion feature is therefore eligible for the FVO if all other criteria are met.

Based on the eligibility assessment discussed above, Calidi concluded that its contingently convertible notes payable and certain term notes payable are eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date (see Note 4 and Note 8 for additional disclosures).

Contingently convertible notes payable and related party contingently convertible notes payable, which include the related contingently issuable warrants, (collectively referred to as “CCNPs”), contain a number of embedded derivatives, such as settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting under GAAP, for which Calidi elected the FVO for the entire CCNP instrument. In addition, certain term notes payable and related party term notes payable were issued with separately exercisable and freestanding warrants to purchase common stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, Calidi qualified for and elected the FVO for the entire term notes payable instruments. Both the CCNP and the term notes payable, inclusive of their respective accrued interest at their stated interest rates (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on the unaudited condensed consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the unaudited condensed consolidated financial statements. The changes in the fair value of the FVO debt instruments are recorded in changes in fair value of debt and change in fair value of debt — related party, included as a component of other income and expenses, net, in the unaudited condensed consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of debt and change in fair value of debt — related party on the unaudited condensed consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 4.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 4.

Fair value measurements

Calidi follows ASC 820, Fair Value Measurement, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;

Level 2:	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities, which require the reporting entity to develop its own assumptions.

When quoted market prices are available in active markets, the fair value of assets and liabilities is estimated within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows, within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy. See Note 4 for fair value measurements.

Common stock valuations

Prior to the Business Combination, the Company was required to periodically estimate the fair value of its common stock with the assistance of an independent third-party valuation firm when issuing stock options and computing estimated stock-based compensation expense. The assumptions underlying these valuations represented the Company’s best estimates, which involved inherent uncertainties and the application of significant levels of judgment. In order to determine the fair value of its common stock, the Company considered, among other items, previous transactions involving the sale of Company securities, the business, financial condition and results of operations, economic and industry trends, the market performance of comparable publicly traded companies, and the lack of marketability of the Company’s common stock.

Subsequent to the Business Combination, the Company now determines the fair value of common stock based on the closing market price at closing on the date of grant.

Stock-Based Compensation

Stock-based compensation expense related to stock options is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period, on the straight-line method. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends. The Company recognizes forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture.

Classification of Founders, Series A-1, and Series A-2 convertible preferred stock

Calidi originally classified its Founders, Series A-1 and Series A-2 convertible preferred stock (collectively “Convertible Preferred Stock”) outside of permanent equity because the Convertible Preferred Stock contained certain redemption features that result in those shares being redeemable upon the occurrence of certain events that are not solely within Calidi’s control, including liquidation, sale or transfer of control. Accordingly, the Convertible Preferred Stock was recorded outside of permanent equity and was subject to the classification guidance provided under ASC 480-10-S99. Because dividends were not contractually required to be accrued on the Convertible Preferred Stock as there was no stated or required dividend rate per annum, Calidi was not required the accrete dividends into the carrying amount of the Convertible Preferred Stock in anticipation of a future contingent event or redemption value. Accordingly, Calidi did not adjust the carrying values of the Convertible Preferred Stock to the respective liquidation preferences of such shares because of the uncertainty of whether or when such events would occur. As of September 30, 2023, all shares of Convertible Preferred Stock were converted into common stock pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 (see Note 10).

Classification of Series B convertible preferred stock – liability classified

Calidi originally classified its Series B convertible preferred stock (“Series B Convertible Preferred Stock”) as a liability pursuant to the classification guidance provided under ASC 480-10-25-14, Distinguishing Liabilities from Equity, as it was considered an unconditional obligation to issue a variable number of shares. The liability was initially measured at fair value and subsequently remeasured at fair value each reporting period with the changes being recorded in the unaudited condensed consolidated statements of operations as a non-cash gain or loss, as applicable.

As of September 30, 2023, all Series B Convertible Preferred Stock was converted into common stock in connection with the FLAG Merger closed on September 12, 2023, and in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements (see Note 10).

Forward Purchase Agreement

On August 28, 2023, and August 29, 2023, FLAG and Calidi entered into forward purchase agreements (each a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”), Great Point Capital LLC (“Great Point”), Funicular Funds, LP (“Funicular Funds”) and Marybeth Wootton (“Wootton”) (with each of MSC, MCP, MSTO, Great Point, Funicular, and Wootton, individually a “Seller”, and together, the “Sellers”) for an OTC Equity Prepaid Forward Transaction. For purposes of the Forward Purchase Agreement, FLAG is referred to as the “Counterparty” prior to the consummation of the business combination), while Calidi is referred to as the “Counterparty” after the consummation of the business combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

Pursuant to the terms of the Forward Purchase Agreements, each Sellers intends to purchase up to a number of shares of Class A Common Stock, par value $0.0001 per share, of FLAG (“FLAG Class A Common Stock”) in the aggregate amount equal to up to 1,000,000, concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement, less, the number of FLAG Class A Common Stock purchased by each Seller separately from third parties through a broker in the open market (“Recycled Shares”).

The Forward Purchase Agreements provide that Sellers will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in each Pricing Date Notice and (ii) the redemption price per share as defined in Section 9.2(a) of FLAG’s Amended and Restated Certificate of Incorporation, as amended (the “Initial Price”) less (iii) an amount in USD equal to 0.50% of the product of (i) the Recycled Shares multiplied by (ii) the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Prepayment Shortfall”).

The Counterparty will pay to Seller the Prepayment Amount required under the respective Forward Purchase Agreement directly from the Counterparty’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account”) no later than the earlier of (a) one business day after the Closing Date and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination, except that to the extent the Prepayment Amount payable to a Seller is to be paid from the purchase of Additional Shares by such Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount.

Following the Closing, the reset price (the “Reset Price”) will initially be $10.00; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Counterparty sells, issues or grants any FLAG Class A Common Stock or securities convertible or exchangeable into FLAG Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date.

From time to time and on any date following the Trade Date (any such date, an “OET Date”), Seller may, in its discretion, terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Counterparty (the “OET Notice”), by the later of (a) the fifth Local Business Day following the OET Date and (b) no later than the next Payment Date following the OET Date (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)); provided that “Terminated Shares” includes only such quantity of Shares by which the Number of Shares is to be reduced and included in an OET Notice and does not include any other Share sales, Shortfall Sale Shares or sales of Shares that are designated as Shortfall Sales (which designation can be made only up to the amount of Shortfall Sale Proceeds), any Share Consideration sales or any other Shares, whether or not sold, which shares will not be included in any OET Notice when calculating the number of Terminated Shares. The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Counterparty shall be entitled to an amount from the Seller, and the Seller shall pay to the Counterparty an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date, except that no such amount will be due to Counterparty upon any Shortfall Sale. The payment date may be changed within a quarter at the mutual agreement of the parties.

From time to time and on any date following the Trade Date (any such date, a “Shortfall Sale Date”) Seller may, in its absolute discretion, at any sales price, sell Shortfall Sale Shares, and in connection with such sales, Seller shall provide written notice to Counterparty (the “Shortfall Sale Notice”) no later than the later of (a) the fifth Local Business Day following the Shortfall Sales Date and (b) the first Payment Date after the Shortfall Sales Date, specifying the quantity of the Shortfall Sale Shares and the allocation of the Shortfall Sale Proceeds. Seller shall not have any Early Termination Obligation in connection with any Shortfall Sales. The Counterparty covenants and agrees for a period of at least sixty (60) Local Business Days (commencing on the Prepayment Date or if an earlier Registration Request is submitted by Seller on the Registration Statement Effective Date) not to issue, sell or offer or agree to sell any Shares, or securities or debt that is convertible, exercisable or exchangeable into Shares, including under any existing or future equity line of credit, until the Shortfall Sales equal the Prepayment Shortfall.

Unless and until the proceeds from Shortfall Sales equal 100% of the Prepayment Shortfall, in the event that the product of (x) the difference between (i) the number of Shares as specified in the Pricing Date Notice(s), less (ii) any Shortfall Sale Shares as of such measurement time, multiplied by (y) the VWAP Price, is less than (z) the difference between (i) the Prepayment Shortfall, less (ii) the proceeds from Shortfall Sales as of such measurement time (the “Shortfall Variance”), then the Counterparty, as liquidated damages in respect of such Shortfall Variance, at its option shall within five (5) Local Business Days either:

(A) Pay in cash an amount equal to the Shortfall Variance; or

(B) Issue and deliver to Seller such number of additional Shares that are equal to (1) the Shortfall Variance, divided by (2) 90% of the VWAP Price (the “Shortfall Variance Shares”).

The valuation date will be the earliest to occur of (a) 36 months after of the Closing Date, (b) the date specified by a Seller in a written notice to be delivered to the Counterparty at a Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event and (c) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective) (the “Valuation Date”).

On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date, a Seller shall pay the Counterparty a cash amount equal to either: (1) in the event that the Valuation Date is determined by clause (c) of the Valuation Date definition, a cash amount equal to (A) the Number of Shares as of the Valuation Date, multiplied by (2) the closing price of the Shares on the Exchange Business Day immediately preceding the Valuation Date, or (2) (A) the Number of Shares as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (3) if the Settlement Amount Adjustment is less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the Maximum Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. If the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty will pay the Seller in FLAG Class A Common Stock or, at the Counterparty’s election, in cash.

Seller has agreed to waive any redemption rights under FLAG’s Amended and Restated Certificate of Incorporation, as amended, with respect to any FLAG Class A Common Stock purchased through the FPA Funding Amount PIPE Subscription Agreement and any Recycled Shares in connection with the Business Combination, that would require redemption by FLAG of the Class A Common Stock. The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination under the Securities Exchange Act of 1934, as amended.

During the 36-month term of the Forward Purchase Agreement, if the Sellers liquidate the 1,000,000 shares in the market above $10.00 per share, then Calidi will be entitled to receive up to $10.0 million in cash from the Sellers pursuant to the Forward Purchase Agreement. If the Sellers liquidate the shares below $10.00 per share, then Calidi will be entitled to the price sold less $2.00 per share, from the Sellers. No proceeds will be available to Calidi if the Forward Purchase Agreement shares are sold below $2.00 per share. The Forward Purchase Agreement may be terminated earlier by the Sellers if certain default events occur, including the stock price trading below defined thresholds for a defined period. In no event will Calidi be obligated to pay cash to the Sellers during the term of the Forward Purchase Agreement or at its expiration.

Derivative financial instruments

Calidi does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Calidi evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 Derivatives and Hedging. Calidi values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

Calidi reviews the terms of other financial instruments such as convertible and contingently convertible secured debt, equity instruments, including warrants and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument in accordance with ASC 815. Additionally, in connection with the issuance of financing instruments, Calidi may issue freestanding options or warrants, including options or warrants to non-employees in exchange for consulting or other services performed.

Calidi evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815 and accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it otherwise does not meet other equity classification criteria. Calidi accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if Calidi has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value at each subsequent reporting period with the offset adjustments recorded in change in fair value of warrant liability within the unaudited condensed consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

As of December 31, 2022, Calidi did not have any freestanding derivative financial instruments, or embedded derivative financial instruments that were accounted for separately from its host contract pursuant to ASC 815 and the above discussion on the FVO debt instruments (see Note 8).

As of September 30, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the Closing. As of September 30, 2023, the asset was revalued and estimated to have a fair value of $1.3 million. There can be no assurance that any proceeds from the Sellers will be made to Calidi under the Forward Purchase Agreement.

Debt issuance costs

Debt issuance costs incurred to obtain debt financings are deferred and are amortized over the term of the debt using the effective interest method for all debt financings in which the fair value option has not been elected. Debt issuance costs on debt financings in which the fair value option is not elected are recorded as a reduction to the carrying value of the debt and are amortized to interest expense or interest expense — related party, as applicable, in the unaudited condensed consolidated statements of operations.

For any debt financing in which Calidi has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the unaudited condensed consolidated statements of operations and are not deferred (see above discussion on the FVO election and Note 8).

Government grants

On October 27, 2022, the California Institute for Regenerative Medicine (“CIRM”) approved Calidi’s application for a CIRM grant for Calidi’s continued development of the SNV1 program. CIRM awarded Calidi approximately $3.1 million of CIRM funding conditioned that Calidi co-fund approximately $0.8 million under the requirements of the CIRM application. On December 28, 2022, Calidi received the Notice of Award from CIRM for this grant and Calidi expects to be able to draw the funds over the next 18 months based on the operational milestones defined in the grant.

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that Calidi has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income and expenses, net, on Calidi’s unaudited condensed consolidated statements of operations when the related research and developments expenses are incurred.

As of December 31, 2022, no amounts were received by Calidi from the CIRM grant. During the three and nine months ended September 30, 2023, Calidi received payments from CIRM for this grant of approximately $0.7 million and $2.3 million, respectively, which was recognized in grant income in the accompanying unaudited condensed consolidated statement of operations.

Research and development expenses

Research and development expenses are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including compensation-related expenses for research and development personnel, including stock-based compensation expense, preclinical and clinical activities, costs of manufacturing, overhead expenses including facilities and laboratory expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation and amortization.

Upfront and annual license payments related to acquired technologies or technology licenses which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense in the period in which they are incurred.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in executive, finance and accounting, business development, operations and administrative functions. General and administrative expenses also include fees for legal, patent prosecution, legal settlements, consulting, charge off of deferred financing costs for aborted or terminated financing offerings, accounting and audit services as well as insurance, outside service providers, direct and allocated facility-related costs and depreciation and amortization.

Net loss per common share

Earnings per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of Calidi’s common shares and participating securities. Although Calidi’s historical Convertible Preferred Stock contained participating rights in any dividend declared and paid by Calidi and were therefore participating securities, the Convertible Preferred Stock had no stated dividends and Calidi has never paid any cash dividends and does not plan to pay any dividends in the foreseeable future. Net loss attributable to common stockholders and participating securities is allocated to each share on an if-converted basis as if all of the earnings for the period had been distributed. However, the participating securities do not include a contractual obligation to share in the losses of Calidi and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. Contingently convertible notes payable and contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a conversion contingency associated with the completion of a future financing event that had not occurred, and the contingency was not resolved, in the reporting periods presented herein. In periods in which Calidi reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Convertible Preferred Stock, convertible notes, stock option awards and outstanding warrants to purchase common stock (see Note 10) were antidilutive.

As a result of Calidi reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2023 and 2022 because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30,
	2023	2022 (3)
Employee stock options	9,663	10,347
Warrants for common stock	13,412	1,686
Earnout Shares	18,000	—
Founders convertible preferred stock	—	4,330
Series A1 convertible preferred stock	—	1,797
Series A2 convertible preferred stock	—	1,059
Convertible notes payable	—	182
Contingently convertible notes payable(1)	—	—
Contingently convertible SAFE agreements(2)	—	—
Total common stock equivalents	41,075	19,401

(1)	The contingently convertible notes payable was not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2022, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible notes payable’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency is resolved in September 2023. As of September 30, 2022, one lender remained holding the contingently convertible note payable (see Note 8). If the contingency were to have been resolved as of September 30, 2022, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the conversion ratio, is estimated as 0.2 million as of September 30, 2022.

(2)	The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2022, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible SAFE’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency is resolved in September 2023. If the contingency were to have been resolved on those SAFEs as of September 30, 2022, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the respective conversion ratio, is estimated as 3.0 million as of September 30, 2022.

(3)	Retroactively restated for the reverse recapitalization as described in Note 3.

Segments

Calidi’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, Calidi’s executive management team has viewed Calidi’s operations as one segment that includes the research, development and commercialization efforts of cell-based platforms to potentiate oncolytic virus therapies. As a result, the financial information disclosed materially represents all of the financial information related to Calidi’s sole operating segment. Substantially all of Calidi’s consolidated operating activities, including its long-lived assets, are located within the U.S. and considering Calidi’s limited revenue operating stage, Calidi currently has no concentration exposure to products or customers.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023, with early adoption permitted. On January 1, 2023, Calidi adopted ASU 2016-13 and the standard did not have any impact on its unaudited condensed consolidated financial statements and related disclosures as Calidi carries no such financial instruments.

Recently issued accounting pronouncements not yet adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. For all other entities, it is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Calidi is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), amending certain provisions of ASC 842 that apply to arrangements between related parties under common control. This standard amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Calidi is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3. Merger and Related Transactions

As described in Note 1, Calidi merged with a wholly owned subsidiary of FLAG on September 12, 2023. The FLAG Merger was accounted for as a reverse recapitalization under U.S. GAAP. Calidi was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the FLAG Merger: (i) Calidi stockholders own a substantial majority of the voting rights; (ii) Calidi designated a majority of the initial members of the board of directors of the combined company; (iii) Calidi ‘s executive management team became the management team of the combined company; and (iv) the Company was named Calidi Biotherapeutics, Inc. Accordingly, for accounting purposes, the FLAG Merger was treated as the equivalent of Calidi issuing stock to acquire the net assets of FLAG. As a result of the FLAG Merger, the net assets of FLAG were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Calidi and the reported operating results prior to the FLAG Merger were those of Calidi. Historical common share amounts of Calidi have been retroactively restated based on the conversion ratio of approximately 0.41.

As a result of the Business Combination, all outstanding stock of Calidi was cancelled in exchange for the right to receive newly issued shares of Common Stock, par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by the Company. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal to approximately $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of newly issued Common Stock as merger consideration (“Merger Consideration”).

As additional consideration, each Calidi Stockholder is entitled to earn, on a pro rata basis, up to 18,000,000 Escalation Shares. During the Escalation Period, Calidi Stockholders may be entitled to receive up to 18,000,000 Escalation Shares with incremental releases of 4,500,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $12.00, $14.00, $16.00 and $18.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares will be placed in escrow and will be outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained an additional 85,849 Non-Redeeming Continuation Shares issued at Closing. At the Closing, Calidi Security Holders own approximately 76% of the outstanding shares of New Calidi Common Stock.

After giving effect to the Business Combination transaction and the issuance of the Merger Consideration described above, there were 35,436,381 shares of the Company’s Common Stock issued and outstanding as of September 30, 2023.

New Money PIPE Subscription Agreement

On August 30, 2023, FLAG entered into a subscription agreement (the “New Money PIPE Subscription Agreement” and together with the FPA Funding Amount PIPE Subscription Agreements, the “PIPE Subscription Agreements”) with Wootton (the “New Money PIPE Investor”).

Pursuant to the New Money PIPE Subscription Agreement, the New Money PIPE Subscriber subscribed and purchased an aggregate of 132,817 shares of FLAG Class A Common Stock for aggregate gross proceeds of approximately $0.2 million to Calidi at the Closing.

The New Money Pipe Investor had also participated in the Calidi Cure Series B Financing discussed above, which was completed at the Closing with aggregate proceeds of $0.4 million to Calidi.

Non-Redemption Agreement

On August 28, 2023 and August 30, 2023, FLAG entered into non-redemption agreements (the “Non-Redemption Agreements”) with Sellers, pursuant to which Sellers agreed to reverse the redemption of 335,238 shares of FLAG Class A Common Stock.

At the Closing, Calidi received net cash proceeds from the Trust of approximately $1.8 million in connection with the Non-Redemption Agreements. In consideration of the Seller’s role in structuring the various transactions described herein, including in connection with potential similar transactions with other investors, the Seller was entitled to 200,000 incentive shares of FLAG Class A Common Stock upon consummation of the Business Combination.

All of the Sellers in the Non-Redemption Agreements had also participated in the Calidi Cure Series B Financing discussed above, which was completed at the Closing with aggregate proceeds of $2.6 million to Calidi, of which $0.8 million of received net cash proceeds from the Trust is in connection with Non-Redemption Agreements.

Non-Redeeming Shareholders and Trust fund proceeds

Upon the consummation of the Business Combination, 2,687,351 FLAG public shares were redeemed for aggregate redemption payments of approximately $28.2 million from the Trust. The remaining approximate $15.0 million funds in the Trust were distributed as follows i) $12.5 million to the Seller investors pursuant to the Forward Purchase Agreements and Non-Redemption Agreements discussed above, ii) $1.8 million to Calidi in connection with the Non-Redemption Agreements discussed above, and iii) $0.7 million in cash to Calidi available in the Trust from non-redeeming shareholders.

4. Fair Value Measurements

The following table presents Calidi’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset	—	—	1,290	1,290
Total assets, at fair value	$218	$—	$1,290	$1,508
Liabilities:
Public Warrants	$2,530	$—	$—	$2,530
Private Placement Warrants	—	—	421	421
Total warrant liabilities, at fair value	$2,530	$—	$421	$2,951

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Liabilities:
Contingently convertible notes payable, including accrued interest(1)	$—	$—	$1,152	$1,152
SAFEs	—	—	29,190	29,190
Total liabilities, at fair value	$—	$—	$30,342	$30,342

(1)	Elected the fair value option of accounting as discussed in Note 2.

Calidi’s financial instruments consist of cash, prepaid expenses and other current assets, deferred financing fees, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

Calidi previously entered into a legal settlement liability of $1.1 million (see Note 5). In accordance with the Settlement Agreement, the entire then unpaid amount was required to be repaid if Calidi secures at least $10.0 million in equity financing, which Calidi considered to be likely within the short-term (see Note 1). As such, as of December 31, 2022, approximately $0.6 million was included in legal settlement liability on the unaudited condensed consolidated balance sheets. Upon the close of the FLAG Merger on September 12, 2023 (see Note 3), the entire amount became due and was subsequently paid to the Former Executive and as of September 30, 2023, there was no legal settlement liability outstanding.

Calidi previously issued various debt financial instruments that included a loan payable, term notes payable, convertible notes payable, contingently convertible notes payable, and SAFEs, all of which were recently converted into common stock in connection with the closing of the FLAG Merger on September 12, 2023 (see Notes 8 and 9). For debt instruments that are not recorded at fair value amounting to $5.3 million and $4.3 million as of September 30, 2023 and December 31, 2022, respectively, Calidi believes that the fair value of these debt instruments approximates their carrying value based on the borrowing rates available to Calidi for debt with similar terms. Calidi reports the fair value option debt instrument, including accrued interest, at its fair value as of each reporting date, with changes in the fair value of those instruments included in change in fair value of debt or change in fair value of debt — related party, as applicable, as part of other income and expenses, net, in the unaudited condensed consolidated statements of operations. Calidi has also previously issued certain other instruments such as the SAFEs which were also accounted for as fair value on a recurring basis further described below.

Calidi previously entered into a Series B convertible preferred stock agreement (see Note 10). Calidi previously classified its Series B convertible preferred stock as a liability, recorded at fair value on a recurring basis, subject to the classification guidance provided under ASC 480-10-25-14.

Contingently Convertible Notes Payable (CCNP)

The estimated fair value of the CCNPs was determined based on the aggregated, probability-weighted average of the outcomes of two possible scenarios, (i) the next qualified financing event, as defined, occurring prior to maturity and the CCNPs, including accrued interest, thereby mandatorily converting to the type and form of shares of stock issued in that qualified financing, including the underlying contingent warrants being issued at that time (referred to as “Scenario 1”), or, (ii) a qualified financing not occurring and the CCNPs, including accrued interest, maturing without conversion and without any warrants being issued (referred to as “Scenario 2”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the CCNP were outstanding, in each case, under Scenario 1, based on the risk-free rate consistent with risk-neutral similar derivative equity instruments and, under Scenario 2, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of similar corporate rate debt that Calidi believes is appropriate for those probability-adjusted cash flows under Scenario 2. The value of the contingent warrants, applicable only to Scenario 1, was measured at fair value using the Black-Scholes option pricing model used to value preferred stock warrants using an underlying asset value and the discounted exercise price of the warrants, as defined, and the indicated volatility of convertible preferred stock.

As of September 30, 2023, in connection with the completion of the FLAG Merger described in Notes 1 and 3, all contingently convertible notes payable were converted to Calidi common stock in accordance with the conversion provisions in the original agreements.

Term Notes Payable

The estimated fair value of the term notes payable is computed similarly based on its contractual cash flows and discounted back to each reporting period the instrument is outstanding using risk-adjusted discount rates similar to Scenario 2 in CCNP discussed above. The warrants to purchase common stock, which are freestanding equity classified instruments, issued with the term notes payable, were measured using the Black-Scholes option pricing model and the value allocated among the two freestanding instruments based on the residual method of allocation (see Note 8).

Simple Agreements for Future Equity

Calidi previously entered into certain Simple Agreements for Future Equity instruments (“SAFE”) (see Note 9). The SAFE instruments were recorded as liabilities and stated at fair value based on Level 3 inputs. The estimated fair value of the SAFE instruments was determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios, including (i) a next qualified financing event, as defined, thereby mandatorily converting the SAFE to the type and form of shares of stock issued in that qualified financing at a specified discount to the price issued (referred to as “SAFE Scenario 1”), (ii) a SPAC event, as defined, thereby mandatorily converting the SAFE to common stock at a specified discount to the price issued (referred to as “SAFE Scenario 2”), or (iii) a liquidity event defined as a change of control or initial public offering, in which case the investors will automatically be entitled to a portion of proceeds received under such event at a specified discount to the price issued (referred to as “SAFE Scenario 3”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the SAFE instruments were outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that Calidi believes is appropriate for those probability-adjusted cash flow.

As of September 30, 2023, in connection with the completion of the FLAG Merger described in Note 3, all SAFEs were converted to Calidi common stock in accordance with the conversion provisions in the original agreements.

Series B Convertible Preferred Stock

Calidi previously entered into a Series B convertible preferred stock agreement (see Note 10). Calidi recorded its Series B convertible preferred stock as a liability stated at fair value based on Level 3 inputs. The estimated fair value of the Series B convertible preferred stock was determined utilizing the probability-weighted expected return method (“PWERM”) based on the aggregated, probability-weighted average of the outcome of certain possible scenarios, including (i) SPAC event is completed, as defined, thereby mandatorily converting the Series B convertible preferred stock to common stock at a specified discount to the price issued (referred to as “SPAC Scenario”), or (ii) SPAC event is not completed, as defined (referred to as “Non-SPAC Scenario”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the Series B convertible preferred stock instruments were outstanding, in each case, based on a weighted-average discount rate.

In connection with the completion of the FLAG Merger as described in Note 3, all series B Convertible Preferred Stock were converted into Calidi common stock immediately prior to the closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements.

Forward Purchase Agreement Derivative Asset

During August 2023, FLAG and Calidi entered into certain forward purchase agreements, collectively the Forward Purchase Agreement, as further described in Note 2 above. The Forward Purchase Agreement is accounted for as a derivate asset under ASC 815 – Derivatives and Hedging. To value the Forward Purchase Agreement derivative asset, a Monte Carlo simulation valuation model is used, using a risk-neutral Geometric Brownian Motion (GBM) to simulate potential future stock price paths based on underlying stock price over the three-year period commensurate with the term of the agreement.

Private Placement Warrants

In connection with the completion of the FLAG Merger, the Company assumed 1,912,154 Private Placement Warrants with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, as described in Note 10, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. The sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants can be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Upon completion of the FLAG Merger, the Company determined that the Private Placement Warrants are classified as liabilities and marked to market at each reporting period.

A Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The change in fair value of warrants is recognized as part of change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, discount rate and dividend yield. The Company’s valuation specialists estimate the volatility of the Company’s common stock based on a binomial lattice model using the stock price and the price of the Public Warrants as of the valuation date, risk-free interest rate, and the expected life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table summarizes the significant unobservable inputs used in the fair value measurement of level 3 instruments as of September 30, 2023 and December 31, 2022:

September 30, 2023
Instrument	Valuation Technique	Input	Input Range
Forward Purchase Agreement Derivative Asset	Monte Carlo Simulation	Risk-free interest rate	4.80%
		Expected Term (years)	2.91 years
		Expected volatility	85.0%
		Underlying stock price	3.33
		Dividend yield	0.0%

Private Placement Warrants	Black-Scholes option pricing model	Risk-free interest rate	4.60%
		Expected term (years)	0.08 years
		Time to expiration (years)	5.0 years
		Expected volatility	36.9%
		Exercise price	11.50
		Dividend yield	0.0%

December 31, 2022
Instrument	Valuation Technique	Input	Input Range
Contingently convertible notes payable, including accrued interest	Scenario-based, probability-weighted average analysis	Timing of the scenarios	0.5 years
		Probability - Scenario 1	0.0%
		Risk-free interest rate - Scenario 1	13.4%
		Probability - Scenario 2	100.0%
		Risk-adjusted discount rate - Scenario 2	13.4%

Contingently issuable warrants on contingently convertible notes payable – Scenario 1	Black-Scholes option pricing model	Expected term	2.0 years
		Expected volatility on preferred stock	40.0%
		Expected dividend yield	0.0%
		Risk-free interest rate	3.2%

SAFEs	Scenario-based, probability-weighted average analysis	Timing of the scenarios	0.4 - 3 years
		Probability — SAFE Scenario 1	20.0%
		Probability — SAFE Scenario 2	70.0%
		Probability — SAFE Scenario 3	10.0%
		Risk-adjusted discount rate — SAFE Scenarios 1 through 3	13.4%, 13.4%, and 13.1%, respectively

Where possible, Calidi verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, discount rates, yield curves, credit spreads, measures of volatility and correlations of such inputs. Fair value measurements associated with the CCNPs, term notes payable, SAFEs, Series B convertible preferred stock, forward purchase agreement derivative asset, and private placement warrants (collectively the “valued instruments”) were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases or decreases in the fair value of the valued instruments can result from updates to assumptions such as the expected timing or probability of a qualified financing event, or changes in discount rates, among other assumptions. Based on management’s assessments of the valuations by Calidi’s valuations specialists, none of the changes in the fair value of those instruments were due to changes in Calidi’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, and the change in fair value, of valued instruments, and the results of operations in any given period.

The following table presents the changes in fair value of valued instruments for the nine months ended September 30, 2023 (in thousands):

	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs	Series B convertible preferred stock, at fair value	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Placement Warrants, at fair value
Balance at January 1, 2023	$1,152	$29,190	$—	$—	$—	$—
Proceeds from issuance	—	2,760	24,497	—	—	—
Recognition of Forward Purchase Agreement Derivative Asset	—	—	—	(4,520)	—	—
Warrants Liability assumed at the close of the FLAG Merger as of September 12, 2023	—	—	—	—	2,990	497
Issuance of SAFE in lieu of cash for advisory services	—	166	—	—	—	—
Loss at inception	—	—	2,412	—	—	—
Change in fair value	874	(3,253)	(2,684)	(3,230)	(460)	(76)
Conversion into Common Stock	(2,026)	(28,863)	(24,225)	—	—	—
Balance at September 30, 2023	$—	$—	$—	$(1,290)	$2,530	$421

As of January 1, 2023, because the Scenario 2 probability of the contingently convertible notes payable was at 100%, as defined above, the corresponding contingently issuable warrants, accordingly, had no fair value as of that date since under that scenario those warrants would not be issuable.

The following table presents the changes in fair value of valued instruments for the nine months ended September 30, 2022 (in thousands):

	Contingently convertible notes payable, including accrued interest, at fair value	Term notes payable, including accrued interest, at fair value	SAFEs
Balance at January 1, 2022	$1,572	$505	$15,811
Proceeds from issuance	—	—	7,750
Issuance of SAFE in lieu of cash for advisory services	—	—	195
Extinguishment of term notes payable	—	(516)	—
Change in fair value	(358)	11	(488)
Balance at September 30, 2022	$1,214	$—	$23,268

5. Selected Balance Sheet Components

Deferred financing costs

Prior to the termination of the Edoc proposed merger, the transaction between Calidi and Edoc (as described in Note 1) was treated as a reverse recapitalization and any direct and incremental costs associated with the business combination, including legal and accounting costs were capitalized as deferred financing costs.

On August 11, 2022, Calidi terminated the Edoc Merger Agreement and expensed approximately $1.9 million of deferred financing costs included in general and administrative expenses during the year ended December 31, 2022.

On September 12, 2023, the FLAG Merger was completed as further discussed in Note 3.

The FLAG Merger was treated as a reverse recapitalization and any direct and incremental costs incurred associated with that business combination, including legal and accounting costs, were capitalized as deferred financing costs included in deposits and other noncurrent assets on the consolidated balance sheets.

Through the FLAG Merger closing date, Calidi and FLAG entered into various Promissory Note Agreements (the “Promissory Note”) whereby Calidi advanced $0.7 million to FLAG for transaction costs related to the FLAG Merger. Any advances made to FLAG under the Promissory Note do not bear any interest and are repayable to Calidi upon the earlier of the completion of the FLAG Merger from the proceeds of the Transactions or the winding up and dissolution of FLAG. Upon the close of the FLAG Merger, the advances and all other capitalized deferred financing costs were reclassified against additional paid-in capital.

As of September 30, 2023 and December 31, 2022, there were approximately $0 and $0.3 million, respectively, of deferred financing costs, which include the advances made to FLAG above, included in other noncurrent assets.

Legal settlement liability

In July 2020, Calidi’s former executive and co-founding shareholder (the “Former Executive”), filed a complaint in the San Diego Superior Court (“the Complaint”) against Calidi and AJC Capital, and Calidi’s current CEO and founding shareholder, asserting breach of contract and declaratory relief and breach of contract (and later amended to include a claim for breach of fiduciary duty) and wrongfully terminated the Former Executive under an employment contract resulting in amounts allegedly owed to the Former Executive. Calidi denied those allegations and filed a cross complaint against the Former Executive for securities fraud, breach of contract, and breach of fiduciary duty.

On March 18, 2021, all parties ultimately settled pursuant to the terms of a Settlement and Mutual Release Agreement (“the Settlement Agreement”), in which the parties agreed to release each other from all claims and agreed to confidentiality, non-disparagement and other covenants. According to the principal terms of the Settlement Agreement, the Former Executive agreed to immediately transfer and assign all patents filed by Calidi during the Former Executive’s employment and otherwise fully cooperate with ongoing patent and intellectual property matters and other company matters, including enter into a voting agreement with the majority shareholders. As part of the Settlement Agreement, Calidi also agreed to pay the Former Executive $1.1 million in cash, with $60,000 payable within 30 days of the Settlement Agreement and $20,000 per month on the same day of each month thereafter until paid in full. Furthermore, if Calidi secures at least $10.0 million in equity financing, as defined in the Settlement Agreement, the then entire unpaid settlement liability amount will become due and payable within 21 days of the equity financing.

As of December 31, 2022, approximately $0.6 million, respectively, was included in legal settlement liability on the unaudited condensed consolidated balance sheets. Upon the close of the FLAG Merger, the entire amount became due and was subsequently paid to the Former Executive on September 21, 2023. Accordingly, as of September 30, 2023, there was no legal settlement liability outstanding.

Accrued expenses and other current liabilities

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation(1)	$2,014	$4,070
Accrued vendor and other expenses	2,967	1,277
Accrued expenses and other current liabilities	$4,981	$5,347

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 14).

See Note 14 for additional commitments.

6. Machinery and Equipment, net

As of September 30, 2023 and December 31, 2022, machinery and equipment, net, was comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$2,022	$1,518
Accumulated depreciation	(891)	(631)
Machinery and equipment, net	$1,131	$887

Depreciation expense amounted to approximately $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

7. Related Party Transactions

Calidi has funded its operations to date primarily through private sales of convertible preferred stock, contingently convertible and convertible promissory notes, SAFEs and common stock. These investments have included various related parties, including from AJC Capital and certain directors as further discussed below.

The following table presents the various significant related party transactions and investments in Calidi for the periods presented (in thousands):

Related Party	Description of investment or transaction	September 30, 2023	December, 31, 2022
AJC Capital, Director B, and a manager	Convertible notes payable, including accrued interest(1)	19	804
AJC Capital, Director A, E and executive officer’s family office	Term notes payable, net of discount, including accrued interest(3)	1,442	1,962
AJC Capital, Directors A, D, E, F, an officer, and a manager	Simple agreements for future equity (SAFE), at fair value(4)	—	4,615
AJC Capital, Director D	Accounts payable and accrued expenses(5)	104	170
Directors C	Contingently convertible notes payable, including accrued interest, at fair value(6)	—	1,152
Former Executive	Legal settlement liability(7)	—	640
Director D	Former President and Chief Operating Officer(8)	450	300
Director A	Advisory services included in accrued expenses(9)	18	82
AJC Capital	Lease guaranty(10)	163	150
Director A	Term notes payable including accrued interest(3)	1,954	—
Director A	Other liabilities	508	—

(1)	See Note 8 for full disclosures on debt, including the convertible notes and related extensions of scheduled maturity dates.

(2)	In November 2020, Calidi, as the borrower, opened a Line of Credit (“LOC”) with City National Bank (“CNB”) for a borrowing capacity of up to $1.0 million. As a condition of approving the LOC, CNB required a corresponding collateral amount to be provided by AJC Capital in the form of a certificate of deposit in the name of AJC Capital to be held at CNB so long as the LOC remains open, including any amounts borrowed and outstanding under the LOC. As consideration for the collateral provided by AJC Capital to CNB, Calidi issued 2,000,000 warrants to purchase common stock to AJC Capital (see Note 10). See Note 8 for full disclosures around the LOC which remained outstanding as of September 30, 2023 and December 31, 2022.

(3)	Term notes payable, net of discount, in principal amount of $0.5 million plus accrued interest, issued to AJC Capital in May 2020 with 900,000 warrants to purchase common stock and stated interest rates (see Notes 8 and 10). Term notes payable in principal amount of $0.5 million, plus accrued interest issued in March 2021 to Director A with 1,000,000 warrants to purchase common stock and stated interest rates (see Notes 8 and 10). In December 2022 and during the three and nine months ended September 30, 2023, Calidi issued various term notes in the aggregate principal amount of $3.0 million to AJC Capital, Directors A, E, and an executive’s officer’s family office (see Notes 8 and 10). All of the above term notes payable, as applicable, remained outstanding as of September 30, 2023 and December 31, 2022 (see Note 8). As of September 30, 2023, all related party term note payable amounts due to Director A totaling $1.9 million have been classified as a long term liability, while the remaining related party term note payable to all other parties of $1.5 million are classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets.

(4)	See Note 9 for full disclosures around the SAFE instruments.

(5)	Amounts owed to AJC Capital as of September 30, 2023, for primarily rent expense for temporary use of personal house for company office space in 2020; in addition, amounts owed to AJC Capital and Director D for certain consulting expenses, included in accounts payable and accrued expenses as of December 31, 2022.

(6)	See Note 8 for full disclosures around contingently convertible notes payable, including accrued interest, accounted for using the fair value option. Director C is a partner in a partnership agreement with the Calidi investor who holds the contingently convertible notes issued by Calidi which may deem Director C’s partnership to be the beneficial owner of this contingently convertible note, which is $0 as of September 30, 2023 and $1.2 million as of December 31, 2022, respectively.

(7)	See Note 6 for full disclosure of a settlement liability recorded with a Co-Founder and Former Executive of Calidi, which was paid in September 2023.

(8)	On February 1, 2022, Calidi appointed a current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of Calidi under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng is entitled to a base annual salary of $0.5 million, a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, Calidi entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual as of September 30, 2023 (see Note 14).

(9)	On April 1, 2022, Calidi entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon Calidi raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023.

(10)	In October 2022, in order for Calidi to secure and execute the San Diego Lease discussed in Note 14, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

See Note 5 for the Promissory Note agreement between FLAG and Calidi.

8. Debt

Calidi’s outstanding debt obligations as of September 30, 2023 and December 31, 2022, including related party components, are as follows (in thousands):

	September 30, 2023
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Convertible notes payable	$—	$—	$—	$19	$19
Contingently convertible notes payable, including accrued interest, at fair value	—	—	—	—	—
Term notes payable	3,750	—	(34)	564	4,280
Loans payable	1,000	—	—	—	1,000
Total debt	$4,750	$—	$(34)	$583	$5,299
Less: current portion of long-term debt					(3,345)
Long-term debt, net of current portion					$1,954

	December 31, 2022
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest		Net Carrying Value
Convertible notes payable	$765	$—	$—	$39		$804
Contingently convertible notes payable, including accrued interest, at fair value	1,000	152	—	—	(a)	1,152
Term notes payable	2,500	—	(138)	107		2,469
Loans payable	1,000	—	—	—		1,000
Total debt	$5,265	$152	$(138)	$146		$5,425
Less: current portion of long-term debt						(5,425)
Long-term debt, net of current portion						$—

(a)	Accrued interest is included in fair value measurements for contingently convertible notes payable, at fair value, for the periods presented. See further disclosures under the fair value option of accounting in Note 2, Note 4, and applicable sections below.

Scheduled maturities of outstanding debt, net of discounts are as follows (in thousands):

Year Ending December 31:
2023 (October — December)	$2,250
2024	750
2025	1,750
2026 and thereafter	—
Plus: accrued interest	583
Less: Discount	(34)
Total debt	$5,299

The following discussion includes a description of Calidi’s outstanding debt as of September 30, 2023 and December 31, 2022. The weighted average interest rate related to Calidi’s outstanding debt not accounted for under the fair value option was approximately 13.7% and 8.7% as of September 30, 2023 and December 31, 2022, respectively. Interest expense related to Calidi’s outstanding debt not accounted for under the fair value option totaled approximately $0.8 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively, and approximately $0.3 million and $29,000 for the three months ended September 30, 2023 and 2022, respectively, which is reported within other income and expense, net, in the unaudited condensed consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions. Interest expense related to debt instruments that are accounted for under the fair value option is presented within the single line of change in fair value of debt or change in fair value of debt — related party, as applicable, in the unaudited condensed consolidated statements of operations.

Convertible Notes Payable

2018 Convertible Notes

Between January 2018 and June 2018, Calidi issued $1.4 million of convertible promissory notes (the “2018 Convertible Notes”) to investors, including to related parties (see Note 7), with original maturity dates of 18 months from the dates of issuance. In lieu of cash interest, Calidi issued to the investors shares of common stock in the amount of four shares of common stock per $1.00 of principal loaned. The value allocated to common stock was determined based on a relative fair value basis resulting in approximately $1.0 million of debt discount to be recognized as interest expense using the effective interest method over the term of the 2018 Convertible Notes. The 2018 Convertible Notes allow the investors, at their election, to convert the principal amount and accrued interest, if any, into Series A-2 Convertible Preferred Stock at a conversion price of $1.75.

In March 2022, one of the related party investors provided notice and converted $0.5 million of the 2018 Convertible Notes to into 257,143 shares of Series A-2 convertible preferred stock (see Note 10). The contractual conversion was recorded at carrying value and resulted in no gain or loss in the unaudited condensed consolidated statements of operations.

In July 2022, the maturity date for the remaining $0.8 million of principal amount of the 2018 Convertible Notes was extended to the earlier of i) September 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2018 Convertible Notes accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

The 2018 Convertible Notes were converted pursuant to its provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of September 30, 2023. Approximately $19,000 of accrued interest to be settled in cash remained outstanding as of September 30, 2023, which was subsequently paid in October 2023.

Contingently Convertible Notes Payable, at fair value

2019 Contingently Convertible Notes Payable, at fair value

In 2019, Calidi issued $2.3 million of contingently convertible promissory notes (the “2019 CCNPs”) to certain investors, including to related parties (see Note 6), with original maturity dates of 28 to 31 months from the dates of issuance. The 2019 CCNPs accrue interest at 5% per annum, that is due and payable at maturity unless otherwise converted prior to maturity. Calidi may elect to prepay principal and accrued interest at any time. Upon a next equity financing of at least $8.0 million, the principal and accrued interest will automatically convert into the type of stock issued in the financing at the lower price of a per share conversion price equal to: (i) 80% of the per share price paid by investors in the financing; or (ii) 80% of a per share price equal to $100.0 million divided by the total number of issued and outstanding shares as of the date of the amendment, or $2.40 per share (“valuation cap”). In addition, upon a next equity financing, the investors will be issued a warrant equal to 30% of principal at an exercise price equal to the per share price paid by investors in the financing. These contingent warrants are accounted for when the contingency is resolved, and the contingent warrants are issued.

Calidi elected to measure the 2019 CCNPs, including accrued interest and contingently issuable warrants, using the fair value option under ASC 825 and, as a result, Calidi records any changes in fair value within change in fair value of debt on the unaudited condensed consolidated statements of operations. Calidi elected to also include the component related to accrued interest within the single line of change in fair value of debt and change in fair value of debt — related party on the unaudited condensed consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 3 for further details.

Prior to 2022, Calidi repaid certain investors and related party contingently convertible note holders the entire principal balance of $0.2 million and an investor elected to convert principal and accrued stated interest balance of $0.2 million into shares of common stock.

Prior to 2022, the $2.0 million of then outstanding unpaid principal balances of the 2019 CCNPs plus accrued interest were exchanged for an equivalent amount of SAFE agreements as described in Note 9. All 2019 CCNP agreements were exchanged into the SAFE agreements, which included the cancellation of applicable contingently issuable warrants upon the exchange to the SAFE agreements (see Note 9).

The 2019 CCNPs were converted pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of as of September 30, 2023.

2020 Contingently Convertible Notes Payable, at fair value

In 2019 and 2020, Calidi issued $4.0 million in convertible promissory notes to two investors that mature in January 2023 (the “2020 CCNPs”). The 2020 CCNPs accrue interest at 5% per annum, compounded yearly, that is due and payable at maturity unless otherwise converted prior to maturity. Calidi may not elect to prepay the principal and interest without the written consent of the lenders. Upon a next equity financing of at least $8.0 million, for the principal and accrued interest through that date, the holder, at their sole election, may exercise the conversion option into the type of stock issued in the financing at the lower price equal to: (i) 70% of the per share price paid by investors in the financing; or (ii) 70% of a per share price equal to $100.0 million divided by the total number of issued and outstanding shares as of the date of issuance; or (iii) $2.00 (“valuation cap”). In addition, upon the next equity financing occurring, the investors will also receive a warrant equal to 30% of principal invested at an exercise price equal to the per share price paid by investors in the financing. These contingent warrants are accounted for when the contingency is resolved, and the contingent warrants are issued.

Upon a change of control, the investor will have the option to receive a cash payment equal the principal and accrued interest or convert the principal and accrued interest into shares of Calidi’s preferred stock to be issued, at a per share conversion price equal to: (i) 70% of the implied price per share of such preferred stock from such change of control; or (ii) 70% of a per share price equal to $100.0 million divided by the total number of issued and outstanding shares as of the date of issuance. Upon an event of default, each investor will receive a cash payment equal to the principal and accrued interest.

Calidi elected to measure the 2020 CCNPs, including accrued interest and contingently issuable warrants, using the fair value option under ASC 825 and records all changes in fair value included in change in fair value of debt and change in fair value of debt — related party, on the unaudited condensed consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 3 for a full discussion of the valuation methodologies and other details related to the 2020 CCNPs.

In September 2021, $3.0 million unpaid principal balance for one of the 2020 CCNPs plus accrued interest was exchanged for an equivalent amount of a SAFE agreement, which included the cancellation of the applicable contingently issuable warrants upon the exchange into the SAFE (see Note 9). In September 2022, the maturity date of the 2020 CCNPs was extended to September 23, 2023. The amended 2020 CCNPs continued to accrue interest at 5% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023. As of December 31, 2022, the remaining $1.0 million in unpaid principal remained outstanding for the amended 2020 CCNPs with one investor that is also a related party (see Note 7).

The 2020 CCNPs were converted pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of September 30, 2023.

Term Notes Payable

2020 Term Notes Payable

In 2020, Calidi issued $0.6 million of secured term notes payable (the “2020 Term Notes”) to investors, including to related parties (see Note 7). Calidi also issued warrants to purchase 1,050,000 shares of common stock at an exercise price of $1.00 per share (see Note 10). The investors of the $0.5 million portion of the 2020 Term Notes receive interest at a rate equal to variable 30-day LIBOR plus 3%, subject to floor of 2% and two warrants to purchase shares of Calidi common stock for each dollar of principal invested, while the investors of the remaining $0.2 million, in lieu of a stated interest rate, received one warrant to purchase shares of Calidi common stock for each dollar of principal invested. The 2020 Term Notes mature on the earliest of the following: (i) one year from execution of the 2020 Term Notes, (ii) Calidi’s completion of certain qualified financings, (iii) the occurrence of a change of control, or (iv) the occurrence of an event of default, as defined in the note agreements. In April 2020, Calidi repaid the principal for one lender within the 2020 Term Notes totaling $0.1 million which did not have a stated interest rate.

Upon original issuance, Calidi elected to measure the 2020 Term Notes, including accrued interest, using the fair value option under ASC 825 and record all changes in fair value, including accrued interest, in change in fair value of debt and change in fair value of debt — related party on the unaudited condensed consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 4 for a full discussion of the valuation methodologies and other details related to the 2020 Term Notes.

In June 2021, upon the scheduled maturity of the outstanding 2020 Term Notes, the holders and Calidi agreed to extend the maturity dates for all remaining 2020 Term Notes to September 30, 2022, in exchange for 10% of the principal amount in shares of common stock as an extension fee, while all other terms and conditions remained substantially unchanged. The extension fee resulted in the issuance of 50,000 shares of common stock with a fair value of $36,000. The debt amendments were at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Calidi recorded a loss on debt extinguishment of $36,000 in the unaudited condensed consolidated statements of operations based on the difference between the fair value of the amended term notes of approximately $0.5 million, the fair value of common stock issued of $36,000 and the carrying amount of the original term notes of $0.5 million. Due to the fair value election, the carrying value of the original term notes equals the fair value at extinguishment date.

The extinguishment accounting resulted in an event that requires remeasurement of eligible items at fair value, initial recognition of eligible items, thereby resulting in an election date for the fair value option under ASC 825. Calidi did not elect to measure the amended term notes using the fair value option at the extension date, accordingly, following the extension the amended term notes are accounted for at amortized cost and accrue interest according to the terms of the agreement.

In July 2022, the maturity date of the 2020 Term Note was extended to the earlier of i) September 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2020 Term Note will accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2020 Term Notes, $0.5 million of principal plus accrued interest was amended with an extended maturity date of November 1, 2023. The remaining $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing but remained outstanding as of September 30, 2023. The amended 2020 Term Note will continue to accrue interest at 10% per annum. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equaled the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

As of September 30, 2023 and December 31, 2022, the interest rate of the remaining 2020 Term Notes was 10% for both periods and the total carrying value, including accrued interest was $0.6 million for both periods.

Calidi was in compliance with applicable debt covenants related to the remaining 2020 Term Notes as of September 30, 2023.

On October 18, 2023, as agreed upon above in connection with the closing of the FLAG Merger, Calidi settled in cash $0.1 million of principal of 2020 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date (see Note 15).

On November 8, 2023, in accordance with amended note agreements discussed above, Calidi settled in cash $0.5 million of principal of 2020 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date (see Note 15).

2021 Term Note Payable

In January 2021, Calidi entered into a note agreement with a related party investor and director to borrow up to $0.5 million (“2021 Term Note”). In March 2021, Calidi issued the full amount of the 2021 Term Note and concurrently issued warrants to purchase 1,000,000 shares of Calidi common stock at an exercise price of $1.00 per share (see Note 10). The 2021 Term Note bears interest at a rate equal to variable 30-day LIBOR plus 3%, subject to floor of 2% and matures on the earliest of the following: (i) one year from execution of the 2021 Term Note, (ii) Calidi’s completion of certain qualified financings, (iii) the occurrence of a change of control, or (iv) the occurrence of an event of default, as defined in the note agreement.

Upon original issuance, Calidi elected to measure the 2021 Term Note, including accrued interest, using the fair value option under ASC 825 and record all changes in fair value, including accrued interest, in change in fair value of debt — related party on the unaudited condensed consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 4 for a full discussion of the valuation methodologies and other details related to the 2021 Term Note.

In March 2022, upon the scheduled maturity of the outstanding 2021 Term Note, the holder and Calidi agreed to extend the maturity date for the 2021 Term Note to the earlier of i) September 30, 2022 or ii) Calidi’s completion of a qualified financing of $5 million or more. All other terms and conditions remained substantially unchanged. The debt amendments occurred at the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Due to the fair value election, the carrying value of the original term notes equals the fair value at extinguishment date. As the fair values of the amended term note approximated the original term, no gain or loss was recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The extinguishment accounting resulted in an event that requires remeasurement of eligible items at fair value, initial recognition of eligible items, thereby resulting in an election date for the fair value option under ASC 825. Calidi did not elect to measure the amended term notes using the fair value option at the extension date, accordingly, following the extension the amended term notes are accounted for at amortized cost and accrue interest according to the terms of the agreement.

In July 2022, the maturity date of the 2021 Term Note was extended to the earlier of i) September 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2021 Term Note will accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

In connection with the closing of the FLAG Merger on September 12, 2023, the 2021 Term Note plus accrued interest was amended, with an extended maturity date of January 1, 2025. For this holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the unaudited condensed consolidated statement of operations of approximately $15,000.

As of September 30, 2023 and December 31, 2022, the interest rate of the 2021 Term Notes was 24% and 10%, respectively, and the total carrying value, including accrued interest was approximately $0.6 million and $0.5 million, respectively.

Calidi was in compliance with applicable debt covenants related to the 2021 Term Note outstanding as of September 30, 2023.

2022 Term Note Payable

In November and December 2022, Calidi issued $1.5 million of secured term notes payable (the “2022 Term Notes”) to investors, including to related parties (see Note 7). The 2022 Term Loans bear simple interest of 24% per annum, of which 14% is payable in cash at maturity and the remaining 10% of the principal amount invested was paid in shares of Calidi common stock, valued at $3.86 per share. Upon issuance of the common stock related to the 2022 Term Notes, Calidi recorded as debt discount of $0.2 million, which is being amortized using the effective interest method over the term of the debt. The 2022 Term Notes mature on the earliest of the following: (i) one year from execution of the respective 2022 Term Notes, or (ii) the date Calidi receives gross proceeds from a single transaction wherein the Company receives $20 million or more for the purchase of its common or preferred stock.

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2022 Term Notes, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders at the Closing, and $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing, but remained outstanding as of September 30, 2023.

For the term notes that were amended, all to related parties, $0.2 million of principal was extended to mature on November 1, 2023, $0.2 million of principal was extended to mature on March 1, 2024, and $0.2 million of principal was extended to mature on January 1, 2025. The debt amendments occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the holder that extended to January 1, 2025, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the unaudited condensed consolidated statement of operations of approximately $37,000.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 190,476 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million in the unaudited condensed consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing but remained outstanding as of September 30, 2023 (refer to Note 15), the Company wrote off the related debt discount, resulting in a loss on debt extinguishment of approximately $1,000 in the unaudited condensed consolidated statements of operations.

The 2023 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of September 30, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $0.2 million, 15% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.2 million. As of September 23, 2023, the total carrying value, including accrued interest, was $0.6 million.

Calidi was in compliance with applicable debt covenants related to the 2022 Term Notes outstanding as of September 30, 2023.

On October 3, 2023, as agreed upon above in connection with the closing of the FLAG Merger, Calidi settled in cash $0.1 million of principal of 2022 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date (see Note 15).

On November 8, 2023, in accordance with amended note agreements discussed above, Calidi settled in cash $0.2 million of principal of 2022 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date (see Note 15).

2023 Term Note Payable

From January through September 2023, Calidi issued $3.3 million of secured term notes payable (the “2023 Term Notes”) to investors, including to related parties (see Note 7). The 2023 Term Loans bear simple interest of 24% per annum, of which 14% is payable in cash at maturity and the remaining 10% of the principal amount invested was paid in shares of Calidi common stock, valued at $3.86 and $2.96 per share, as applicable. Upon issuance of the common stock related to the 2023 Term Notes, Calidi recorded as debt discount of $0.3 million, which is being amortized using the effective interest method over the term of the debt. The 2023 Term Notes mature on the earliest of the following: (i) one year from execution of the respective 2023 Term Notes, or (ii) the date Calidi receives gross proceeds from a single transaction wherein the Company receives $20 million or more for the purchase of its common or preferred stock.

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2023 Term Notes, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest to be settled in cash, was settled with shares of common stock issued to the noteholders at the Closing, $0.6 million of principal plus accrued interest was scheduled to be paid shortly after the closing, but remained outstanding as of September 30, 2023, and $0.6 million of principal plus accrued interest remained substantially unchanged due to scheduled maturity in May 2024.

For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the unaudited condensed consolidated statement of operations of approximately $0.1 million.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 197,344 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million recorded in the unaudited condensed consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing, but remained outstanding as of September 30, 2023 (refer to Note 15), the Company wrote off the related debt discount, resulting in loss on debt extinguishment of approximately $6,000 and a loss on debt extinguishment with a related party of approximately $18,000 recorded in the unaudited condensed consolidated statements of operations.

The 2023 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of September 30, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million and 14% per annum for a total principal of $1.2 million. As of September 30, 2023, the total carrying value, including accrued interest and net of debt discount, was $2.5 million.

Calidi was in compliance with applicable debt covenants related to the 2023 Term Notes outstanding as of September 30, 2023.

On October 3, 2023, as agreed upon above in connection with the Closing of the FLAG Merger, Calidi settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date (see Note 15).

Loans Payable

2020 Line of Credit

In 2020, Calidi opened a line of credit with a third-party bank for a borrowing capacity of up to $1.0 million “LOC”). All principal amounts borrowed on the LOC, including any accrued paid unpaid interest, was to mature on October 26, 2021, and any amounts borrowed may be repaid by Calidi without penalty at any time before maturity. In 2021, Calidi borrowed the full $1.0 million that was available under its LOC, which remained outstanding as of September 30, 2023 and December 31, 2022. The amounts borrowed bear interest at a rate of 1.6% per annum applied to the outstanding principal balance multiplied by the actual number of days the principal balance is outstanding, such interest payments are due monthly. As of September 30, 2023, Calidi was in compliance with applicable covenants of the LOC.

As a condition of approval of the LOC, the bank required collateral to be provided by AJC Capital to the bank held in the name of AJC Capital. As consideration for the AJC Capital collateral provided to the bank, Calidi issued to the shareholder warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share (see Note 7).

In October 2021, upon the scheduled maturity, the lender renewed the LOC for another year to October 29, 2022, with substantially the same terms and condition. Calidi performed a borrowing-capacity analysis in accordance with ASC 470-50 and determined that the borrowing capacity of the amended LOC exceeds the borrowing capacity under the original LOC. There were no unamortized costs or new lender fees relating to the renewal and, therefore, the entire $1.0 million principal balance was carried forward as of the renewal date and remains outstanding as of September 30, 2023.

In October 2022, upon the scheduled maturity, the lender renewed the LOC for another year to October 26, 2023. The interest rate was increased to a fixed rate of 2.5% per annum based on current market conditions. All other terms and conditions remained substantially unchanged.

In October 2023, the LOC was settled in full (see Note 15).

9. Simple Agreement for Future Equity

2021 SAFEs

From March 2021 through the year ended December 31, 2021, Calidi entered into SAFE agreements with various investors and related parties to raise aggregate proceeds of $7.9 million (“2021 SAFEs”). The 2021 SAFEs have no maturity dates and bear no interest. Upon a qualified financing, as defined in the agreements, which includes a capital raise equal to or greater than $10.0 million, the purchase amounts under the 2021 SAFEs will automatically convert into the type of stock issued in the financing at the greater number of shares resulting from, i) the purchase amount of the SAFE divided by 80% of the per share price paid by investors in the financing, or ii) the purchase amount of the SAFE divided by $3.62 per share. Other conversion events include a SPAC merger, a change of control or an initial public offering (“IPO”). Upon an event of dissolution and to the extent sufficient funds are available, the holders of the 2021 SAFEs, on a pari passu basis with the holders of Convertible Preferred Stock, shall be entitled to receive a cash payment equal the purchase amount, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock.

In June 2021, Calidi amended certain outstanding 2021 SAFEs to align the conversion prices with those above. The amendments were determined to be a substantial change in the original instrument and resulted in the application of extinguishment accounting. Although the 2021 SAFE amendments were determined to contain a substantial change from the original instrument and resulted in the application of extinguishment accounting, because of the valuation technique used described in Note 3, the derived fair values were not impacted by the amendment, resulting in no gain or loss on extinguishment.

In connection with the closing of the FLAG Merger on September 12, 2023, all of the 2021 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of September 30, 2023.

2022 SAFEs

From January 2022 through December 31, 2022, Calidi entered into SAFE agreements with various investors to raise aggregate proceeds of approximately $10.8 million (“2022 SAFEs”) of which approximately $0.2 million was provided in advisory services in lieu of cash. The 2022 SAFEs have no maturity dates and bear no interest. Upon a qualified financing, as defined in the agreements, which includes a capital raise equal to or greater than $10.0 million, the purchase amounts under the 2022 SAFEs will automatically convert into the type of stock issued in the financing at a defined conversion price, generally equal to the number of shares resulting from the purchase amount of the SAFE divided by a discount ranging from 70% to 80% of the per share price paid by investors in the financing. Other conversion events include a SPAC merger, a change of control or an initial public offering (“IPO”). Upon an event of dissolution and to the extent sufficient funds are available, the holders of the 2022 SAFEs, on a pari passu basis with the holders of Convertible Preferred Stock, shall be entitled to receive a cash payment equal the purchase amount, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock.

In connection with the closing of the FLAG Merger on September 12, 202, all of the 2022 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of September 30, 2023.

2023 SAFEs

From January through September 2023, Calidi entered into SAFE agreements with various investors to raise aggregate proceeds of approximately $2.8 million (“2023 SAFEs”). The 2023 SAFEs have no maturity dates and bear no interest. Upon a qualified financing, as defined in the agreements, which includes a capital raise equal to or greater than $10.0 million, the purchase amounts under the 2023 SAFEs will automatically convert into the type of stock issued in the financing at a defined conversion price, generally equal to the number of shares resulting from the purchase amount of the SAFE divided by a discount ranging from 70% to 80% of the per share price paid by investors in the financing. Other conversion events include a SPAC merger, a change of control or an initial public offering (“IPO”). Upon an event of dissolution and to the extent sufficient funds are available, the holders of the 2023 SAFEs, on a pari passu basis with the holders of Convertible Preferred Stock, shall be entitled to receive a cash payment equal the purchase amount, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock.

In connection with the closing of the FLAG Merger on September 12, 2023, all of the 2023 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of September 30, 2023.

Exchange of CCNPs to SAFEs (“CCNP Conversions”)

As described in Note 8, from August 2021 through December 2021, of the $6.0 million aggregate in principal amount outstanding, which had previously been purchased by investors in the 2020 and 2019 CCNPs, $5.5 million in principal and accrued interest were exchanged for SAFE instruments similar in terms and conditions to the 2021 SAFE instruments described above, except for the valuation caps, which were retained in the conversion as per the issuance terms of the 2020 and 2019 CCNPs. This exchange is collectively referred to as the “CCNP conversions”. Upon completion of the CCNP conversions, the 2020 and 2019 CCNPs were terminated and canceled, including any rights to contingent warrants, which were also canceled without future rights to any warrants and resulted in the application of extinguishment accounting of the 2020 and 2019 CCNPs.

Calidi recorded a loss on debt extinguishment of approximately $0.7 million based on the difference between the fair value of $6.2 million of the newly issued SAFEs in the CCNP conversions and the carrying amount of $5.5 million of the 2020 and 2019 CCNPs at the conversion date. Due to the fair value election of the 2020 and 2019 CCNPs, the carrying value equals the fair value at the extinguishment date.

As of December 31, 2022, one related party investor held the remaining $1.0 million in principal amount of the 2020 CCNPs and had elected not to convert to a SAFE instrument.

In connection with the closing of the FLAG Merger on September 12, 2023, the remaining 2020 CCNP was converted to Calidi common stock pursuant to the conversion provisions and is no longer outstanding as of September 30, 2023. The 2020 CCNP investor also received 200,000 FLAG private warrants as part of the Merger Consideration at the Closing.

10. Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

Convertible Preferred Stock

Pursuant to the Amended and Restated Articles of Incorporation filed on September 19, 2023 (“the Amended Articles”), Calidi is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share.

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to Calidi common stock pursuant to the conversion provisions and are no longer outstanding as of September 30, 2023.

As of December 31, 2022, the authorized, issued and outstanding shares and other information related to Calidi’s Convertible Preferred Stock were as follows (in thousands, except share amounts):

	December 31, 2022
	Shares Authorized (1)	Shares Issued and Outstanding (1)	Liquidation Preference	Carrying Value
Founders	4,370,488	4,329,816	$2,080	$1,354
Series A-1	2,081,185	1,796,645	4,316	3,871
Series A-2	1,664,948	1,059,274	4,454	4,376
	8,116,621	7,185,735	$10,850	$9,601

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

Dividends

There is no stated per annum dividend rate within the Convertible Preferred Stock agreements. When or if a dividend is declared by the board of directors, the holders of the outstanding shares of Convertible Preferred Stock are entitled to first receive a dividend at least equal to the dividend payable on common stock as if all Convertible Preferred Stock had been converted to common stock. Since inception and through the date of this Report, no cash dividends have been declared or accrued.

Liquidation preferences

In the event of any liquidation or deemed liquidation event such as dissolution, winding up, or loss of control, either voluntary or involuntary, the holders of Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to the Convertible Preferred Stock original issue price plus any declared and unpaid dividend or such amount per share were the Convertible Preferred Stock be converted into common stock. Liquidation payments to the holders of Convertible Preferred Stock have priority and are made in preference to any payments to the holders of common stock. The liquidation preferences as of December 31, 2022 are reported above. There were no convertible preferred stock shares outstanding as of September 30, 2023.

Voting rights

The holder of each share of Convertible Preferred Stock is entitled to one vote for each share of common stock into which it would convert.

At any time when at least 25% of the initially issued shares of the Founders convertible preferred stock remain outstanding, approval of a majority of the Founders convertible preferred stock is required for certain matters, as defined in the Amended Articles, such as (a) amending Calidi’s Certificate of Incorporation which alter the terms of the Founders convertible preferred stock in an adverse manner, (b) an increase or decrease the authorized numbers of shares of any stock, (c) the authorization or creation any new class of stock that are senior to the existing Convertible Preferred Stock, (d) the redemption or repurchase of any shares of stock, (e) the declaration or payment any dividend or otherwise make a distribution to shareholders, (f) the increase or decrease the number of directors of Calidi, or (g) the consent, agree or commit to a liquidation or deemed liquidation event.

Conversion

The shares of Convertible Preferred Stock were convertible into one share of common stock at any time, at the option of the holder, subject to certain antidilutive adjustments, including stock splits, combinations, common stock dividends and distributions, reclassification, recapitalization, merger, and consolidation. The conversion ratio is equal the original issuance price of the respective preferred shares which is $0.20 for Founders convertible preferred stock, $1.00 for Series A-1 convertible preferred stock and $1.75 for Series A-2 convertible preferred stock.

All of the Convertible Preferred Stock shares would automatically convert into the number of shares of common stock determined in accordance with the conversion rate upon any of the following: (a) by vote or written consent of a majority of the holders of the outstanding Convertible Preferred Stock or (b) upon the closing of an initial public offering.

Calidi evaluated whether the Convertible Preferred Stocks embedded optional and automatic conversion features represented a BCF in accordance with ASC 470-20 and determined that the optional conversion features were not beneficial to the holder at the time of the Convertible Preferred Stocks respective original issuance dates. In addition, the automatic conversion features which are contingent upon on the occurrence of a future event resulted in contingent BCFs at the Convertible Preferred Stock issuance dates, however, in accordance with ASC 470-20, a contingent BCF is not recognized until the contingency is resolved. See Note 2 regarding the impact of adoption of ASU 2020-06 on January 1, 2021.

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock were converted to Calidi common stock pursuant to the conversion provisions above and are no longer outstanding as of September 30, 2023.

Series B Convertible Preferred Stock

On June 16, 2023, Calidi entered into a Securities Purchase Agreement (“SPA”) with a Jackson Investment Group LLC (“JIG”), an investor in FLAG, and Calidi Cure LLC (“Calidi Cure”) an entity that is solely managed and operated by Allan J. Camaisa, for an aggregate purchase of 1,000,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a stated price of $25.00 per share, for a total commitment of $25.0 million. JIG committed to purchasing $12.5 million (or 500,000 shares) of Series B Preferred Stock and Calidi Cure committed to purchasing the remaining $12.5 million (or 500,000 shares) of Series B Preferred Stock, which may be funded by multiple investors in Calidi Cure as a consortium. Upon signing of the SPA, JIG funded and purchased 199,999 shares of Series B Preferred stock for an initial investment of $5.0 million (“JIG Tranche 1”) and, conditioned on the Closing of the business combination with FLAG no later than September 14, 2023, which did close on September 12, 2023 (see Note 3), committed to purchase the remaining 300,001 shares of Series B Preferred Stock for $7.5 million (“JIG Tranche 2”). Calidi Cure committed to purchasing 199,999 shares of Series B Preferred Stock for $5.0 million no later than September 1, 2023 (“Calidi Cure Tranche 1”) and conditioned on the Closing of the business combination with FLAG which did close on September 12, 2023 (see Note 3), and JIG’s purchase of shares pursuant to JIG Tranche 2, committed to purchase the remaining 300,001 shares of Series B Preferred Stock for $7.5 million (“Calidi Cure Tranche 2”). The Calidi Cure commitments are personally guaranteed by Mr. Camaisa.

Calidi evaluated the accounting implications of the initial JIG Tranche 1 and Calidi Cure Tranche 1 financing. As of June 20, 2023 (issuance date), only the $5 million JIG Tranche 1 and $0.2 million of Calidi Cure’s purchase commitment were funded. Based on Calidi’s analysis, the Series B Preferred Stock Initial Closing (JIG Tranche 1) and Calidi Cure $0.2 million were classified as a liability under ASC 480-10-25-14, with any changes being recorded in the unaudited condensed consolidated statements of operations. Calidi recorded a day 1 loss of approximately $2.4 million recorded on the issuance date. The entire day one loss and the change in fair value was recorded in Calidi’s unaudited condensed consolidated statements of operations included in change in fair value of debt and other liabilities – related party. Calidi then recorded a mark to market adjustment to September 16, 2023 resulting in a $2.7 million gain from change in fair value from June 20, 2023 (issuance date) to September 30, 2023, recorded within change in fair value of debt and other liabilities – related party within the unaudited condensed consolidated statements of operations. Further, as consideration for the Series B Preferred Stock financing, Calidi recorded a financing cost of $2.7 million for the three and nine months ended September 30, 2023, included in Calidi’s other income and expenses, net, presented within the unaudited condensed consolidated statements of operations labeled Series B preferred stock financing costs – related party.

The holders of the Series B Preferred Stock were entitled to liquidation, deemed liquidation, voting, dividend and other rights on terms substantially similar to Convertible Preferred Stock described above, except the Series B Preferred Stock was junior in rank to the Convertible Preferred Stock.

At any time after the date of issuance, any holder of the Series B Preferred Stock had the right by written election to Calidi to convert all or any portion of the outstanding shares, along with accrued dividends, if any, into an aggregate number of shares of Calidi common stock by (i) multiplying the number of shares of Series B Preferred Stock to be converted by the $25.00 per share liquidation value thereof, and (ii) dividing the result by the conversion price in effect immediately prior to such conversion defined as follows. The conversion price per share for JIG’s Tranche 1 and Tranche 2 investments was determined based on a Calidi valuation of $180.0 million divided by the number of Calidi’s fully diluted shares as of the date of, and defined in, the SPA (“JIG Conversion Price”). The conversion price per share for Calidi Cure’s Tranche 1 and Tranche 2 investments was determined based on a Calidi valuation of $200.0 million divided by the number of Calidi’s fully diluted shares as of the date of, and defined in, the SPA (“Calidi Cure Conversion Price”).

All shares of Series B Preferred Stock outstanding were set to automatically convert to shares of Calidi common stock based on the applicable conversion prices described above in the earlier to occur of the following: i) the Closing of the business combination or a qualified public offering by Calidi, or ii) on September 30, 2025. A qualified public offering shall occur upon the sale and firm commitment in an underwritten public offering in which Calidi sells at least $10.0 million at a price per share equal to or greater than the Conversion Price defined above respectively which was sold to the public and listed on a national securities exchange.

In the event that the business combination had not been completed by September 14, 2023, JIG had a contingent put option on the JIG Tranche 1 investment, upon written notice to Calidi, to demand a repayment of invested principal amount plus 10%, or $5.5 million (the “Repurchase Price”), from Calidi. The contingent put option was set to expire on December 31, 2023. If upon written notice from JIG to exercise the put option, Calidi was unable to or had not paid JIG the Repurchase Price, then JIG could have demanded such payment, by written notice from Mr. Camaisa individually. If an event of default had occurred and there was failure to pay the Repurchase Price by Calidi and Mr. Camaisa in accordance with the SPA, then JIG, at its sole election, had the right to convert the Series B Preferred Stock acquired in JIG Tranche 1 into shares of Calidi common stock at a then Calidi valuation of $5.0 million divided by the number of Calidi’s fully diluted shares, as defined. Alternatively, if the business combination was not completed by September 14, 2023, or was otherwise terminated, then all holders of Series B Preferred Stock, at their election, had the right to convert all or part of the Series B Preferred Stock on a conversion price based upon a Calidi valuation of $50.0 million divided by the number of Calidi’s fully diluted shares, as defined.

In the event that the business combination had not been completed on or before September 14, 2023 and JIG had funded JIG Tranche 2, but Calidi Cure had not fulfilled its commitment to purchase $12.5 million shares of Series B Preferred Stock discussed above, then within 60 days written notice provided by JIG to Mr. Camaisa individually, Mr. Camaisa had agreed to purchase from JIG all of the Series B Preferred Stock purchased by JIG in the SPA for a purchase price of $12.5 million.

As an incentive to purchase the Series B Preferred Stock in June 2023, JIG and to Calidi Cure received 255,987 and 1,500 shares of FLAG Class B Common Stock, respectively, valued at an aggregate of $2.7 million which was recorded as a financing cost included in other expenses in the unaudited statements of operations for the three and nine months ended September 30, 2023.

In connection with the Closing of the FLAG Merger, JIG purchased the remaining 300,001 shares of Series B Convertible Preferred Stock for $7.4 million for JIG Tranche 2, net of fees and commissions of $0.1 million, which, along with JIG Tranche1 that was funded in June 2023, all Series B Convertible Preferred Stock held by JIG was converted to Calidi common stock immediately prior to the Closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements. Furthermore, at the Closing, Calidi Cure purchased 500,000 shares of Series B Preferred Stock for $12.1 million, net of fees and commissions of $0.4 million, comprising both Calidi Cure Tranche 1 and Calidi Cure Tranche 2 and all Series B Convertible Preferred Stock held by Calidi Cure was converted to Calidi common stock immediately prior to the Closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements. Accordingly, there were no Series B Convertible Preferred Stock shares outstanding as of September 30, 2023.

Common Stock

Pursuant to the Third Amended Articles, Calidi is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 35,436,381 and 8,583,724 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the nine months ended September 30, 2023, Calidi issued 7,185,734 shares of common stock in connection with the conversion of convertible preferred stock (see above), 42,822 shares of common stock with term notes as interest paid in kind and other (see Note 8), 1,546 shares of common stock in lieu of cash per legal settlement agreement, 197,711 shares of common stock from exercises of stock options (see Note 11), 387,820 shares of common stock for Calidi debt settlement in connection with the FLAG Merger (see Note 8), 48,826 shares of common stock for Calidi deferred compensation settlement in connection with the FLAG Merger (see Note 14), 1,306,811 shares of common stock issued to Non-Redemption and PIPE Agreement Investor in connection with FLAG Merger, 1,000,000 shares of common stock under the Forward Purchase Agreement in connection with FLAG Merger, and 16,683,387 shares of common stock issued to Calidi stockholders as result of FLAG Merger.

During the nine months ended September 30, 2022, Calidi issued 109,739 shares of common stock from exercises of stock options (see Note 11), 57,857 shares of common stock related for certain services in lieu of cash and 105,137 shares in conjunction with a lawsuit settlement (see Notes 14).

As of September 30, 2023, common stock reserved for future issuance consisted of the following:

Common stock warrants outstanding	13,412,154
Common stock options issued and outstanding	9,663,094
Shares available for future issuance under the 2019 Equity Incentive Plan	601,873
23,677,121

In connection with the closing of the FLAG Merger on September 12, 2023, all Calidi Common Stock, including all convertible common equivalents were exchanged for New Calidi Common Stock (see Note 3). After giving effect to the Business Combination transaction and the issuance of the Merger Consideration described above, there are 35,436,381 shares of the Company’s Common Stock issued and outstanding.

Warrants

As of September 30, 2023, there were 13,412,154 warrants to purchase Common Stock outstanding, consisting of 11,500,000 Public Warrants and 1,912,154 Private Placement Warrants.

2020 Term Note Warrants

In connection with the 2020 Term Notes Payable financings discussed in Note 8, Calidi issued warrants to purchase 1,050,000 shares of common stock at an exercise price of $1.00 per share (“2020 Term Note Warrants”). The 2020 Term Note Warrants shall terminate and expire upon the earliest to occur of the following: i) on the tenth anniversary of the issuance date or ii) a completion of an IPO under the Securities Act of 1933 or consummation of a deemed liquidation event as defined in the Amended Articles. The 2020 Note Warrants are classified as equity in accordance with ASC 815. Calidi has elected to measure the 2020 Term Notes Payable using the fair value option under ASC 825 discussed in Notes 2 and 8. Accordingly, Calidi allocated the proceeds from the 2020 Term Notes Payable to the associated 2020 Term Note Warrants based on the residual method of allocation prescribed by ASC 815. This resulted in approximately $0.1 million of residual value being allocated to the 2020 Term Note Warrants with a corresponding increase to additional paid in capital on date of issuance.

In connection with the closing of the FLAG Merger on September 12, 2023, all 2020 Term Note Warrants were cashless exercised into shares of Calidi common stock and exchanged for New Calidi Common Stock.

2020 LOC Warrants

In connection with the LOC discussed in Note 8, Calidi issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share (“2020 LOC Warrants”). The 2020 LOC Warrants have a termination provision and are equity classified similar to the provisions of 2020 Term Note Warrants. At the time of issuance, the fair value of the 2020 LOC Warrants was estimated to be $0.6 million and recorded as a deferred financing fee with a corresponding increase to additional paid in capital. This amount was included within deferred financing fees and other noncurrent assets on the unaudited condensed consolidated balance sheet and is being amortized to interest expense in the unaudited condensed consolidated statements of operations over the term of the LOC (see Note 8).

The estimated fair value of the 2020 LOC Warrants was determined using the Black-Scholes option pricing model which, among other factors, utilized key inputs such as the share price of the underlying common stock at the valuation date, the exercise price, the expected life of the 2020 LOC Warrants, which were estimated to be the at the future liquidity event that would result in the termination of the warrant, risk-free interest rates, expected dividends and expected volatility commensurate with the expected life. The determination of the 2020 LOC Warrants fair values is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Calidi had made different assumptions, its 2020 LOC Warrants fair values and the resulting financial statement impacts from those values may have been significantly different.

In connection with the closing of the FLAG Merger on September 12, 2023, all 2020 LOC Warrants were cashless exercised into shares of Calidi common stock and exchanged for New Calidi Common Stock.

2021 Term Note Warrants

In connection with the 2021 Term Notes Payable financings discussed in Note 8, Calidi issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (“2021 Term Note Warrants”). The 2021 Term Note Warrants shall terminate and expire upon the earliest to occur of the following: i) on the tenth anniversary of the issuance date or ii) a completion of an IPO under the Securities Act of 1933 or consummation of a deemed liquidation event as defined in the Amended Articles. The Note Warrants are classified as equity in accordance with ASC 815. Calidi elected to measure the 2021 Term Notes Payable using the fair value option under ASC 825 discussed in Notes 2 and 8. Accordingly, Calidi allocated the proceeds from the 2021 Term Notes Payable to the associated 2021 Term Note Warrants based on the residual method of allocation prescribed by ASC 815. This resulted in approximately $22,000 of residual value being allocated to the 2021 Term Note Warrants with a corresponding increase to additional paid in capital on date of issuance.

In connection with the closing of the FLAG Merger on September 12, 2023, all 2021 Term Note Warrants were cashless exercised into shares of Calidi common stock and exchanged for New Calidi Common Stock.

Public Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 11,500,000 public warrants to purchase common stock with an exercise price of $11.50 per share. The public warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

The Company may redeem the outstanding Public Warrants for $0.01 per warrant upon at least 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the public warrants on a cashless basis.

The Company accounts for the public warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, requires that the Company record a derivative liability upon the closing of the FLAG Merger. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

As of September 30, 2023, all 11,500,000 public warrants remain outstanding.

Private Placement Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 1,912,514 private placement warrants to purchase common stock with an exercise price of $11.50 per share. The private placement warrants (and shares of common stock issued or issuable upon exercise of the Private Placement Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants being, including as to exercise price, exercisability and exercise period. If the private placement warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the private placement warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the public warrants.

As of September 30, 2023, all 1,912,514 private placement warrants remain outstanding.

The following table summarizes Calidi’s aggregate warrant activity for the nine months ended September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2023 (1)	1,685,760	$2.40	7.87
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2023 (1)	1,685,760	$2.40	7.62
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at June 30, 2023 (1)	1,685,760	$2.40	7.37
Issued - Private Placement Warrants	1,912,154	—	—
Issued - Public Warrants	11,500,000	—	—
Exercised	—	—	—
Converted into Common Stock (1)	(1,685,760)	—	—
Outstanding at September 30, 2023	13,412,154	$11.50	4.97

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

11. Stock-Based Compensation

Equity Incentive Plans

Prior to January 1, 2019, Calidi had adopted the 2016 Stock Option Plan (the “2016 Plan”) under which Calidi was authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, Calidi reincorporated in Nevada and adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, Calidi terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plans (the “Administrator”) to issue up to 10,614,120, as amended in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents award, a stock payment award, restricted stock units (“RSUs”) or stock appreciation rights (“SARs”), (collectively “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to Calidi employees, directors, and consultants. To date, however, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Options remain as the sole outstanding type of award under both Plans.

Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2019 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

No Awards may be granted under the 2019 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

On September 12, 2023, upon closing of the FLAG Merger (Note 3), the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.41. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

Stock Options

Options granted under the 2019 Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to Calidi employees and employees of domestic subsidiaries, as applicable. The exercise price of stock options shall be equal to or greater than the fair market value of Calidi common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of Calidi stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $0.1 million, otherwise it will be classified as a Non-Qualified Stock Option.

The exercise price of an option may be payable in cash or in common stock, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as the Board or Administrator may approve.

Generally, options vest over four years and will be exercisable only while the optionee remains an employee, director or consultant, or during the three months thereafter, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of 12 months after termination or the expiration date of the option. Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2019 Plan.

Option awards activity

A summary of the 2019 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2023	509	9,954	$2.67	$4,840
Option plan increase	—	—	$—	—
Options granted	(327)	327	$7.11	—
Options exercised	–	(198)	$2.40	—
Options forfeited or cancelled	420	(420)	$2.37	—
Balance at September 30, 2023	602	9,663	$2.54	$4,636
Exercisable at September 30, 2023		7,705	$1.89	$4,568

Additional information regarding Calidi’s outstanding stock options is summarized below:

	Options Outstanding at September 30, 2023
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.48 – 0.60	3,977	3.72	$0.59
$1.80 – 2.40	3,500	6.80	$2.25
$2.41 – 4.01	467	8.03	$4.01
$7.11	1,719	8.74	$7.11
$0.48 – 7.11	9,663	7.53	$1.89

Calidi recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$242	$235	$838	$469
General and administrative	867	827	2,785	2,995
Total	$1,109	$1,062	$3,623	$3,464

On January 18, 2023, the Board approved a repricing of approximately 1.5 million stock options previously granted at an exercise price of $9.27 per share to the current fair value of $7.11 per share pursuant to an updated valuation report. The three and nine months ended September 30, 2023 include a noncash compensation charge of approximately $0.2 million in connection with this repricing. The three and nine months ended September 30, 2022 include a noncash compensation charge of approximately $1.7 million for certain stock options that were accelerated as to vesting in connection with employment agreements entered into or amended with certain executives. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

As of September 30, 2023, the total unamortized stock-based compensation expense related to stock options was approximately $8.5 million expected to be amortized over an estimated weighted average life of 3.56 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended September 30, 2023 and 2022 was $6.63 and $6.87 per share, respectively, and during the nine months ended September 30, 2023 and 2022 was $5.36 and $6.85 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	84.97%	88.13%	89.23%	88.40%
Risk-free interest rate	3.92%	2.98%	3.74%	2.03%
Expected option life (in years)	5.50	5.93	5.92	6.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If Calidi had made different assumptions, its stock-based compensation expense and net loss for the three and nine months ended September 30, 2023 and 2022 may have been significantly different.

Calidi does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

In connection with the closing of the FLAG Merger on September 12, 2023, all stock options underlying of the 2019 Plan were assumed by New Calidi at the appropriate conversion ratio and the legacy Calidi 2019 Plan was terminated (see Note 3).

12. Customer Contracts

On June 22, 2021, Calidi entered into a research collaboration agreement (the “Research Collaboration Agreement” or “Agreement No. 1”) with a customer (the “Customer”), to perform certain tests on three different grade stem cell lines with the purpose of exploring the in-vitro feasibility amplification potential of the Customer’s own oncolytic adenovirus in development. In consideration for Calidi’s services, the Customer paid Calidi a one-time upfront payment of $44,000 for those services.

On October 4, 2021, Calidi and the Customer entered into Amendment No. 1 of the Research Collaboration Agreement (“Amendment No. 1”) whereby Calidi agreed to perform certain in-vivo therapeutic efficacy tests of the Customer’s oncolytic adenovirus, as defined in Amendment No. 1. In consideration for Calidi’s services, the Customer agreed to pay $0.5 million, of which $0.2 million was paid within ten days of the execution of Amendment No. 1 and the remaining $0.2 million was paid within ten days of Calidi’s submission of a final report to the Customer, which was delivered and paid in January 2022.

Calidi analyzed Agreement No. 1 and Amendment No. 1 in accordance with ASC 808 and ASC 606 and concluded that the agreements represent customer relationship contracts measured under the scope of ASC 606 and accounted for Amendment No. 1 as a contract modification that qualified as a separate contract measured under the requirements of ASC 606.

The services under Agreement No. 1 required Calidi to deliver a cytotoxicity profile of the stem cell lines and the viral amplification data to the Customer, which represented one combined performance obligation. In consideration for Calidi’s services, the Customer paid Calidi a one-time upfront payment of $44,000, which was identified as the entire transaction price and allocated to the single combined performance obligation.

The services under Amendment No.1 required Calidi to deliver a final report consisting of the results of certain in-vivo therapeutic efficacy tests of the Customer’s oncolytic adenovirus, which also represented one performance obligation. Calidi recognizes revenue on its single performance obligation over the period during which the services are being performed for the Customer, which is the generation of data provided to the Customer as the work progressed on multiple in-vivo therapeutic efficacy tests for the Customer’s own oncolytic adenovirus. In consideration for Calidi’s services, the Customer agreed to pay Calidi a total of $0.5 million, which was identified as the entire transaction price and allocated to the single combined performance obligation.

Revenue related to the performance obligations was recognized over time as the services were performed, based on Calidi’s progress to satisfy the performance obligations. As of December 31, 2022, the contractual asset was offset by the scheduled billing and collection of the remaining $0.2 million under Amendment No. 1. Accordingly, for the year ended December 31, 2022, the project under Amendment No. 1 was completed and Calidi recognized the remaining $45,000 of service revenues in that period.

13. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate in accordance with ASC 740-270, Income Taxes, Interim Reporting. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where Calidi conducts business.

For the three and nine months ended September 30, 2023 and 2022, Calidi did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. Calidi’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as Calidi believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

14. Commitments and Contingencies

Operating and financing leases

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) of a building containing 15,197 square feet of rentable space located in San Diego, California (the “Premises”) that will serve as Calidi’s new principal executive and administrative offices and laboratory facility. Calidi completed constructing tenant improvements at the Premises on February 27, 2023, and moved into the Premises by the end of March 2023.

To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first.

The San Diego Lease has an initial term of 48 calendar months, from the first day of the first full month following which the “Commencement Date” occurs (the “Term”), which was March 1, 2023.

Beginning on the Commencement Date, Calidi pays base monthly rent in the amount of $0.1 million during the first 12 months of the Term, plus a management fee equal to 3.0% of base rent. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.0%.

In addition to base monthly rent and management fees, Calidi will pay in monthly installments its share of (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises (“Taxes”).

Upon execution of the San Diego Lease, Calidi provided the lessor a payment of $0.1 million as first month base rent and prepaid operating expenses, and a letter of credit in the amount of $0.1 million issued by a bank in the name of the lessor. To obtain the letter of credit, Calidi has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose (see Note 2). The prepaid rent was included in the initial accounting of the San Diego Lease in accordance with operating leases under ASC 842, as presented in the tables below.

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on September 30, 2027, with monthly payments of 4,000 Euros per month.

Operating lease expense recognized in accordance with ASC 842 during the three months ended September 30, 2023 and 2022 was approximately $0.4 million and $0.3 million, respectively, and during the nine months ended September 30, 2023 and 2022 was approximately $1.3 million and $0.6 million, respectively.

Calidi is also party to certain financing leases for machinery and equipment (see Note 6).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Nine months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$1,325	$114
Operating cash flows from financing leases	53	11
Financing cash flows from financing leases	13	58
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$4,735	$205

The following table presents supplemental balance sheet information related to operating and financing leases as of September 30, 2023 (in thousands, except lease term and discount rate):

Operating leases
Right-of-use assets, net	$4,331	$193
Right-of-use lease liabilities, current	$994	$40
Right-of-use lease liabilities, noncurrent	3,299	152
Total operating lease liabilities	$4,293	$192
Financing Leases
Machinery and equipment, gross	$414	$270
Accumulated depreciation	(223)	(151)
Machinery and equipment, net	$191	$119
Current liabilities	$62	$47
Noncurrent liabilities	96	65
Total financing lease liabilities	$158	$112
Weighted average remaining lease term
Operating leases	3.4 years	4.4 years
Financing leases	2.9 years	3.1 years
Weighted average discount rate
Operating leases	11.78%	5.90%
Financing leases	8.44%	13.39%

The following table presents future minimum lease commitments as of September 30, 2023 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2023 (October – December)	$347	$21
2024	1,423	64
2025	1,464	43
2026 and thereafter	1,993	46
Total minimum lease payments	5,227	174
Less: amounts representing interest	(934)	(16)
Present value of net minimum lease payments	$4,293	$158

Litigation — General

Calidi is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. At each reporting date, Calidi evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, Calidi will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, Calidi discloses the claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. Calidi expenses the costs related to legal proceedings as incurred. See Note 5 and the other legal matters discussed below. Other than the matter discussed below, Calidi is not currently party to any material legal proceedings.

Legal proceedings

Terminated Physician Agreement Matter

On July 19, 2016, Calidi entered into a Partnership Agreement between certain physicians (the “Physicians”, as one of the “partners”) and Calidi for the Physicians to provide certain services to Calidi. In connection with the Partnership Agreement, Calidi granted the Physicians stock options as consideration for those services pursuant to Calidi’s Equity Incentive Plan (the “Plan”). The Partnership Agreement was deemed terminated on March 21, 2018. Pursuant to the terms of the stock option agreements and the Plan, the Physicians had three months from the termination date to exercise their vested stock options before those options would automatically expire and cancel unexercised, while all unvested stock options are forfeited immediately on the termination date. The Physicians did not elect to exercise any of their vested options thereby resulting in full cancellation of those options in accordance with the Plan.

On March 14, 2022, the Physicians filed a lawsuit against Calidi in San Diego Superior Court, seeking, among other claims, declaratory relief and claiming that the stock options granted to them pursuant to the Partnership Agreement, have not expired and remain exercisable by the Physicians. The Physicians are claiming 3,000,000 in vested stock options to be valid and exercisable, even though the Physicians have not provided any services to Calidi since the March 2018 termination date.

On December 6, 2022, Calidi and the Physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the Physicians 50,000 shares of Calidi common stock valued at $3.86 per share and 100,000 options to purchase Calidi common stock at an exercise price of $3.86 per share in full settlement of the claims. As of December 31, 2022, Calidi estimated this offer of settlement to be valued at approximately $0.2 million and all settleable in noncash consideration, which was rejected. At the mediation, the Physicians were demanding one million options to purchase Calidi common stock at 25 cents per share, one million options to purchase Calidi common stock at $3.86 per share, plus 250,000 shares of Calidi common stock, which amounts to an aggregate claims value of approximately $5.0 million as of December 31, 2022. The mediation was terminated without settlement and Calidi is planning to go to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, Calidi initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, Calidi has moved for a judgment on the pleadings to be heard in January 2024. An arbitration date has not yet been set and there is no assurance that Calidi will prevail in the motion or in the arbitration.

While Calidi is unable to provide any assurances as to the ultimate outcome of this matter, Calidi believes the allegations in the Physician’s complaint are without merit, and Calidi intends to vigorously defend against them. Although it is reasonably possible that the range of loss on this matter may be estimated to be between approximately $0.2 million and $4.9 million in a settlement based on the value of Calidi common stock as of September 30, 2023, Calidi believes that the proposed offer estimate of $0.2 million is the amount that is probable and estimable and has accrued this amount as of September 30, 2023, included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. Calidi is currently unable to estimate the costs and timing of litigation, if any, including any potential damages in excess of the amounts accrued if the Physicians were to prevail on the claims.

Tax Filings

Calidi tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes Calidi has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the unaudited condensed consolidated financial statements.

Employment Contracts

Calidi has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, Calidi may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of September 30, 2023 and December 31, 2022, Calidi had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and other supplier contracts

Calidi has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $6.6 million in aggregate commitments, of which 2.2 million are denominated in Australian dollars (approximately $1.4 million) and 0.8 million are denominated in Euros (approximately $0.8 million) as of September 30, 2023.

As of September 30, 2023, Calidi had incurred approximately $5.1 million under these various agreements included in accounts payable and accrued expenses and other current liabilities and expects to incur the remaining amount during the remainder of 2023.

License Agreements with City of Hope and the University of Chicago

On June 7, 2021, Calidi entered into a License Agreement with Northwestern University (“Northwestern”) (the “Northwestern Agreement”) for the exclusive commercialization rights to the investigational new drug (“IND”) and data generated from Northwestern’s phase 1 clinical trial treating brain tumor patients with an engineered oncolytic adenovirus delivered by neural stem cells (“NSC-CRAd-S-pk7”). Under the Northwestern Agreement, among other rights, Northwestern granted to Calidi a worldwide, twelve-year exclusivity for the commercial development of NSC-CRAd-S-pk7 or other oncolytic viruses for therapeutic and preventive uses in oncology and a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed HGG.

Pursuant to the Northwestern Agreement, Calidi agreed to a best-efforts commitment to fund up to $10 million towards a phase 2 clinical trial of NSC-CRAd-S-pk7 or other oncolytic viruses. Subject to the terms and conditions of the Northwestern Agreement, Northwestern may become entitled to receive contingent payments from Calidi based on, if any (i) sublicense royalty payments of double-digit percentage for any sublicensing revenue that Calidi earns and, (ii) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a small percentage of the fair market value of any consideration received.

On October 14, 2021, Calidi entered into a Material License Agreement with Northwestern to license the NSC-CRAd-S-pk7 oncolytic virus materials which Calidi intends to use to continue advancing its research, development and commercialization efforts of the NNV1 and NNV2 programs.

As of the date of issuance of these unaudited condensed consolidated financial statements, it is not probable that Calidi will make these payments, if any at all. Calidi will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

License Agreement with City of Hope and the University of Chicago

On July 22, 2021, Calidi entered into an Exclusive License Agreement with City of Hope (“COH”) and the University of Chicago (the “City of Hope Agreement”) for patents covering cancer therapies using an oncolytic adenovirus loaded into allogeneic neural stem cells for treatment of HGG. Pursuant to the City of Hope Agreement, COH transferred its IND to Calidi for the commercial development of a licensed product, as defined in the City of Hope Agreement. This agreement grants to Calidi commercial exclusivity in using neural stem cells with the adenovirus known as CRAd-S-pk7 for oncolytic virotherapy.

The City of Hope Agreement provides for Calidi to pay royalties in low single digit percentage of net sales generated for any product of the licensed patents for specific periods, and to pay up to $18.7 million if certain milestones are achieved during the clinical trials and post commercialization of the licensed product.

As of the date of the issuance of these consolidated financial statements, it is not probable that Calidi will make these payments. Calidi will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

Indemnification

In the normal course of business, Calidi may provide indemnification of varying scope under Calidi’s agreements with other companies or consultants, typically Calidi’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, Calidi will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Calidi. Calidi’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from Calidi’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments Calidi could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, Calidi has not been subject to any claims or demands for indemnification. Calidi also maintains various liability insurance policies that limit Calidi’s financial exposure. As a result, Calidi management believes that the fair value of these indemnification agreements is minimal. Accordingly, Calidi has not recorded any liabilities for these agreements as of September 30, 2023 and December 31, 2022.

Separation Agreement with Chief Operating Officer and President

On June 23, 2023, Calidi entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, Calidi will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. Calidi will also pay for certain benefits, including healthcare for six months following the effective date.

Mr. Ng also agreed to convert approximately $0.2 million due to him for a contingent bonus and certain prior consulting services into a SAFE agreement with terms substantially similar to the 2023 SAFEs discussed in Note 8.

Mr. Ng will continue to serve as a director on the Calidi board and an advisor with continued vesting of Mr. Ng’s previously granted stock options pursuant to the terms of the Calidi equity incentive plan.

Settlement, deferral or payment of deferred compensation of certain executives and a director

On August 31, 2023, Mr. Camaisa and Mr. Leftwich entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 469,719 FLAG warrants issuable at the Closing, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which will include accrued interest at 24% per annum payable at maturity. This deferred compensation is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

On September 12, 2023, Mr. Kalajian was issued 46,826 shares of common stock in exchange for settlement of $333,000 in deferred compensation.

Approximately $1.6 million in deferred compensation for certain executives and directors was paid at or shortly after the Closing in accordance with the executives’ employment contracts, with the full amount having been paid as September 30, 2023.

15. Subsequent Events

Settlement of certain loan payables of Calidi

On October 13, 2023, Calidi settled in cash the full $1.0 million of principal outstanding related to the Company’s LOC and said loan payable was no longer outstanding as of that date.

Departures and Appointments in Executive Roles

On October 10, 2023, the Company appointed Mr. Alan R. Stewart as a Class I director of the Company, effective immediately. In addition, concurrent upon the appointment to the Board, Mr. Stewart was appointed as a member of the Board’s Compensation Committee, as well as Chair of the Board’s Audit Committee.

On October 23, 2023, Mr. Tony Kalajian resigned from all positions in Calidi Biotherapeutics, Inc., including his roles as Chief Accounting Officer and as interim Chief Financial Officer.

On October 25, 2023, the Company entered into an employment agreement with Mr. Andrew Jackson to serve as the Company’s Chief Financial Officer effective October 30, 2023.

Settlement of certain term notes payable of Calidi

On October 3, 2023, as agreed upon in connection with the Closing of the FLAG Merger (see Notes 3 and 8), Calidi settled in cash $0.6 million of principal of 2023 Term Notes Payable plus accrued interest and $0.1 million of principal of 2022 Term Notes Payable plus accrued interest and said term notes payable were no longer outstanding as of that date.

On October 18, 2023, as agreed upon in connection with the Closing of the FLAG Merger (see Notes 3 and 8), Calidi settled in cash $0.1 million of principal of a 2020 Term Note payable plus accrued interest and said term note payable was no longer outstanding as of that date.

On November 8, 2023, in accordance with amended note agreements in connection with the Closing of the FLAG Merger (see Notes 3 and 8), Calidi settled in cash $0.5 million of principal of 2020 Term Notes Payable plus accrued interest and $0.2 million of principal of 2022 Term Notes Payable plus accrued interest and said term notes payable were no longer outstanding as of that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus, dated October 6, 2023, filed with the Securities and Exchange Commission, or SEC. References to “Note” or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We are a clinical stage immuno-oncology company developing and commercializing novel stem cell-based platforms for delivery and potentiation of oncolytic viruses for the treatment of cancer. We are developing a pipeline of off-the-shelf allogeneic cell product candidates that are designed to: (i) protect oncolytic viruses from quick inactivation by patient’s immune system; (ii) support efficient manufacturing of allogeneic cells loaded with oncolytic virus; and (iii) modify the tumor microenvironment to facilitate oncolysis of tumor, potentially leading to an improved cancer therapy. Our most advanced product candidates are discussed below.

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated the toxicity tolerance in patients with newly diagnosed HGG where it was observed that CLD-101 was well tolerated. We plan to commence a Phase 1b/2 clinical trial for NNV1 in collaboration with Northwestern during the first half of 2024. The Phase 1b dose escalation lead in portion of this anticipated trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing.

CLD-101 for Recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication). We are also conducting pre-clinical studies on NNV2 utilizing our NeuroNova™ Platform for the indication of recurring HGG using the same allogeneic neural stem cell bank and oncolytic adenovirus being used in our clinical trials for newly diagnosed HGG. Our partner City of Hope dosed the first patient in June 2023 in a Phase 1 clinical trial for NNV2.

CLD-201 (SuperNova™) for Advanced Solid Tumors (TNBC, Melanoma, and Head and Neck) (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform targeting the indication of Advanced Solid Tumors (TNBC, Melanoma, and Head and Neck). Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, triple-negative breast cancer and melanoma. We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for SNV1 during the second half of 2024.

CLD-202 (SuperNova™ next generation) for Metastatic Solid Tumors. We are currently engaged in early discovery research involving our SuperNova™ Platform targeting metastatic solid tumors. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body. A metastatic tumor is the same type of cancer as the primary cancer tumor. Our research is currently focused on engineered oncolytic vaccinia virus constructs, such as antibodies, checkpoint inhibitors, or other insertions, designed to increase the tumor specificity and oncolytic potency with improved systemic anti-tumor immunity.

CLD-301 (AAA) for Multiple Indications. We are also currently engaged in early discovery research involving Adult Allogeneic Adipose-derived (“AAA”) stem cells for various indications and therapies. These AAA stem cells are theoretically multipotent, differentiating along the adipocyte, chondrocyte, myocyte, neuronal, and osteoblast lineages, and may have the ability to serve in other capacities, such as providing hematopoietic support and gene transfer with potential applications for repair and regeneration of acute and chronically damaged tissues. Pre-clinical studies involving toxicity and efficacy will be needed before an IND application may be filed with the FDA.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private sales of common stock, convertible preferred stock, contingently convertible and convertible promissory notes, term debt, lines of credit, Simple Agreements for Future Equity (“SAFE”) and various bank loans. These investments have included and have been made by various related parties, including our largest investor and Chief Executive Officer and Chairman of the Board of Directors.

Since inception, we have incurred significant operating losses. Our net loss was $2.0 million for the three months ended September 30, 2023 and $21.0 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $91.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

Changes in economic conditions, including rising interest rates, public health issues, including the recent COVID-19 pandemic, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of geopolitical conflicts, may also affect our business.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our inability to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2023. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our interim period unaudited condensed consolidated financial statements.

For additional discussion on our liquidity and the Closing of the FLAG Merger, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

The FLAG Merger and related transactions

On September 12, 2023, FLAG consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi pursuant to the Agreement and Plan of Merger, as amended, dated as of January 9, 2023. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi, with Calidi surviving such merger as a wholly-owned subsidiary of FLAG. Historical common share amounts of Calidi have been retroactively restated based on the conversion ratio of approximately 0.41 (the “Conversion Ratio”). Following the consummation of the business combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

As a result of the Business Combination, all outstanding stock of Calidi were cancelled in exchange for the right to receive newly issued shares of Common Stock (also referred as “New Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by the Company. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of Common Stock as Merger Consideration.

As additional consideration, each Calidi stockholder is entitled to earn, on a pro rata basis, up to 18,000,000 Escalation Shares. During the Escalation Period, Calidi Stockholders may be entitled to receive up to 18,000,000 Escalation Shares with incremental releases of 4,500,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $12.00, $14.00, $16.00 and $18.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares will be placed in escrow and will be outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained their pro rata portion of an additional 85,849 Non-Redeeming Continuation Shares issued at Closing. At the Closing, Calidi Security Holders own approximately 76% of the outstanding shares of New Calidi Common Stock.

See the section below titled “Liquidity and Capital Resources” included herein for additional disclosures.

Components of Operating Results

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies and clinical trials under our research programs, which include:

●	personnel and related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel;

●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of manufacturing drug product and drug supply related to our current or future product candidates;

●	costs of conducting preclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

●	costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;

●	costs related to compliance with clinical regulatory requirements;

●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and

●	fees for maintaining licenses and other amounts due under our third-party licensing agreements.

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical and clinical studies or other services performed. Significant judgment and estimates are made in determining the accrued expense balances at the end of any reporting period.

We track external research and development costs on a program-by-program basis beginning, with respect to each program, upon our internal nomination of a candidate in that program for further preclinical and clinical development. External costs include fees paid to consultants, contractors and vendors, including contract manufacturing organizations (“CMOs”), and clinical research organizations (“CROs”), in connection with our preclinical, clinical and manufacturing activities and license milestone payments related to candidate development.

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if they are approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;

●	establishing an appropriate safety profile;

●	successful enrollment in and completion of clinical trials;

●	whether our product candidates show safety and efficacy in our clinical trials;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and

●	continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we commence clinical trials and continue the development of our current and future product candidates. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, recruiting costs and costs for consultants utilized to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income or Expenses, net

Other income or expenses, net, primarily includes the changes in fair value of debt instruments for which we have elected the fair value option of accounting, specifically for contingently convertible notes payable and certain term notes payable. Contingently convertible notes payable, which include contingently convertible notes payable issued to related parties, including accrued interest and contingently issuable warrants, contain numerous embedded derivatives, including settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instrument, including accrued interest, at fair value. In addition, certain term notes payable issued with warrants contain substantial discounts at issuance for which we have elected to measure the entire term note, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our condensed consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of SAFEs which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our condensed consolidated balance sheet at the end of each reporting period. The changes in the fair value of these debt and SAFE instruments are recorded in changes in fair value of debt and other liabilities and change in fair value of debt and other liabilities — related party, included as a component of other income or expenses, net, in the unaudited condensed consolidated statements of operations. The change in fair value related to the accrued interest for the debt instrument components is also included within the single line of change in fair value of debt and change in fair value of debt — related party on the unaudited condensed consolidated statements of operations.

At the Closing of the FLAG Merger, the SAFEs, convertible notes payable, and contingently convertible notes payable were converted into Calidi Common Stock immediately prior the Closing and are no longer outstanding as of the Closing date.

Interest expense primarily consists of amortization of discounts on convertible and term notes, including from related parties, and other interest expense incurred from financing leases and other obligations.

Other income also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as other income on our unaudited condensed consolidated statements of operations when the related research and developments expenses are incurred.

Income Taxes

Since inception, we have incurred net operating losses primarily for U.S. federal and state income tax purposes and have not reflected any benefit of such net operating loss carryforwards for any periods presented in this Form 10-Q. The income tax provision in the periods presented is entirely attributable to amounts recorded from StemVac operations, our wholly-owned German subsidiary that provides research and development services to us under a cost-plus development agreement.

Results of Operations

Comparison of three months ended September 30, 2023, and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue:
Service revenues	$—	$—	$—	—%
Operating expenses:
Cost of revenues	—	—	—	—%
Research and development	(3,251)	(1,945)	(1,306)	67%
General and administrative	(3,970)	(5,041)	1,071	-21%
Total operating expenses	(7,221)	(6,986)	(235)	3%
Loss from operations	(7,221)	(6,986)	(235)	3%
Other income, net
Total other income, net	5,208	1,632	3,576	219%
Loss before income taxes	(2,013)	(5,354)	3,341	-62%
Income tax provision	(11)	(1)	(10)	1,000%
Net loss	$(2,024)	$(5,355)	$3,331	-62%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023, and 2022 were $3.3 million and $1.9 million, respectively. The increase of $1.4 million was primarily attributable to an increase in lab expenses for preclinical and clinical candidates of $0.7 million, an increase in salaries and benefits due to higher headcount of $0.5 million, and an increase in rent expense related to the San Diego Lease of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023, and 2022 were $4.0 million and $5.0 million, respectively. The decrease of $1.0 million or was primarily attributable to the decrease in transaction costs of $1.8 million, partially offset by an increase in salaries and benefits of $0.5 million, director and consulting costs of $0.2 million, and accounting related services of $0.1 million. For the three months ended September 30, 2022, Calidi recorded $1.9 million in transaction costs related to the Edoc Merger Agreement, which was terminated on August 11, 2022. For the three months ended September 30, 2023, Calidi recorded $0.1 million in transaction costs for the FLAG Merger.

Other income, net

Other income, net for the three months ended September 30, 2023, and 2022 was $5.2 million and $1.6 million, respectively. The increase of $3.6 million was primarily attributable to the total net change in fair value in Simple Agreement for Future Equity (SAFEs), Series B Convertible Preferred Stock, Forward Purchase Agreement Derivative Asset, Private Placement Warrants, and Contingently Convertible and Convertible Notes Payable of $3.7 million and an increase in grant income from the CIRM of $0.7 million, partially offset by an increase in interest expense from higher interest rates for the Term Notes Payable of $0.3 million and loss on debt extinguishment recorded for the amendments and cancellations for the Term Notes Payable of $0.5 million.

Results of Operations

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue:
Service revenues	$—	$45	$(45)	-100%
Operating expenses:
Cost of revenues	—	(14)	14	-100%
Research and development	(9,050)	(4,994)	(4,056)	81%
General and administrative	(10,122)	(13,477)	3,355	-25%
Total operating expenses	(19,172)	(18,485)	(687)	4%
Loss from operations	(19,172)	(18,440)	(732)	4%
Other income (expense), net
Total other income (expenses), net	(1,796)	783	(2,579)	-329%
Loss before income taxes	(20,968)	(17,657)	(3,311)	19%
Income tax provision	(19)	(14)	(5)	36%
Net loss	$(20,987)	$(17,671)	$(3,316)	19%

Revenues

Revenues for the nine months ended September 30, 2023, and 2022 were $0 and $45,000, respectively. Calidi entered into a research collaboration agreement to perform certain tests on three different grade stem cell lines with the purpose of exploring the in-vitro feasibility amplification potential of the customer’s oncolytic adenovirus in development. Calidi completed the services as of September 30, 2022, and recorded $45,000 in service revenues for that period. Calidi did not have a similar service agreement for the nine months ended September 30, 2023.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2023, and 2022 were $0 and $14,000, respectively. The decrease in cost of revenues is primarily attributable to the decrease in revenues.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023, and 2022 were $9.1 million and $5.0 million, respectively. The increase of $4.1 million was primarily attributable to an increase in laboratory expenses for preclinical and clinical candidates of $1.6 million, salary and benefits due to higher headcount of $1.5 million, rent expense related to the new San Diego Lease that commenced in 2023 of $0.8 million, and consulting costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $10.1 million and $13.5 million, respectively. The decrease of $3.4 million was primarily due to a decrease in legal settlement expenses of $2.3 million and decrease in transaction costs of $1.9 million, partially offset by an increase in director and consulting costs of $0.4 million, severance costs for the former President and Chief Operating Officer of $0.2 million, and rent expense related to the San Diego Lease of $0.2 million. For the nine months ended September 30, 2022, Calidi recorded $1.9 million in transaction costs related to the Edoc Merger Agreement, which was terminated on August 11, 2022. For the nine months ended September 30, 2023, Calidi recorded $0.1 million in transaction costs for the FLAG Merger.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2023, and 2022 were $1.8 million other expense and $0.8 million other income, respectively. The decrease of $2.6 million or primarily relates to Series B Convertible Preferred Stock financing costs of $2.7 million, the net change in fair value in Simple Agreement for Future Equity (SAFEs), Series B Convertible Preferred Stock, Forward Purchase Agreement Derivative Asset, Private Placement Warrants, and Contingently Convertible and Convertible Notes Payable of $0.9 million, the increase in interest expense from higher interest rates for the Term Notes Payable of $0.8 million and loss on debt extinguishment recorded for the amendments and cancellations for the Tern Notes Payable of $0.5 million. The decrease in other income (expense), net is partially offset by the increase in grant income from the CIRM of $2.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, convertible preferred stock, contingently convertible and convertible promissory notes, term debt, lines of credit, SAFEs and various loans. These investments have also been made by and included various related parties, including our largest investor and Chief Executive Officer and Chairman of the Board of Directors.

As of September 30, 2023, we had a cash balance of $10.1 million. Our debt and liability obligations as of September 30, 2023, include $1.0 million in loans payable, $0.9 million in term notes payable, $3.4 million in related party term notes payable, and $3.0 million in warrant liabilities.

In connection with the Closing of the FLAG Merger on September 12, 2023, the Founders, Series A-1, Series A-2, and Series B Convertible Preferred Stock as well as the Convertible Notes Payable, Contingently Convertible Notes Payable, and Simple Agreement for Future Equity (SAFEs) were converted into Common Stock immediately prior to the Closing in accordance with their conversion provisions. Furthermore, the 2021 and 2020 Term Note Warrants as well as the 2020 LOC Warrants were cashless exercised into shares of Calidi Common Stock and exchanged for New Calidi Common Stock, respectively.

Please see Note 15 to our interim period unaudited condensed consolidated financial statements for financing activities and changes in our debt and liability obligations that affected our liquidity subsequent to September 30, 2023.

Forward Purchase Agreement

On August 28, 2023, and August 29, 2023, FLAG and Calidi entered into forward purchase agreements (each a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, Great Point Capital LLC, Funicular Funds, LP and Marybeth Wootton (with each individually a “Seller”, and together, the “Sellers”) for an OTC Equity Prepaid Forward Transaction. Please see Note 2 to our interim period unaudited condensed consolidated financial statements for additional details.

New Money PIPE Subscription Agreement

On August 30, 2023, FLAG entered into a subscription agreement (the “New Money PIPE Subscription Agreement” and together with the FPA Funding Amount PIPE Subscription Agreements, the “PIPE Subscription Agreements”) with Wootton (the “New Money PIPE Investor”).

Pursuant to the New Money PIPE Subscription Agreement, the New Money PIPE Subscriber subscribed and purchased an aggregate of 132,817 shares of FLAG Class A Common Stock for aggregate gross proceeds of approximately $0.2 million to Calidi at the Closing.

The New Money Pipe Investor had also participated in the Calidi Cure Series B Financing discussed above, which was completed at the Closing with aggregate proceeds of $0.4 million to Calidi.

Non-Redemption Agreement

On August 28, 2023, and August 30, 2023, FLAG entered into non-redemption agreements (the “Non-Redemption Agreements”) with Sellers, pursuant to which Sellers agreed to reverse the redemption of 335,238 shares of FLAG Class A Common Stock. At the Closing, Calidi received net cash proceeds from the Trust of approximately $1.8 million in connection with the Non-Redemption Agreements. In consideration of the Seller’s role in structuring the various transactions described herein, including in connection with potential similar transactions with other investors, the Seller was entitled to 200,000 incentive shares of FLAG Class A Common Stock upon consummation of the Business Combination.

All of the Sellers in the Non-Redemption Agreements had also participated in the Calidi Cure Series B Financing, which was completed at the Closing with aggregate proceeds of $2.6 million to Calidi, of which $0.8 million of received net cash proceeds from the Trust is in connection with Non-Redemption Agreements.

Non-Redeeming Shareholders and Trust Fund Proceeds

Upon the consummation of the Business Combination, 2,687,351 FLAG public shares were redeemed for aggregate redemption payments of approximately $28.2 million from the Trust. The remaining approximate $15.0 million funds in the Trust were distributed as follows i) $12.5 million to the Seller investors pursuant to the Forward Purchase Agreements and Non-Redemption Agreements discussed above, ii) $1.8 million to Calidi in connection with the Non-Redemption Agreements discussed above, and iii) $0.7 million in cash to Calidi available in the Trust from non-redeeming shareholders.

Equity Line of Credit

On September 12, 2023, we intended to execute a Common Stock Purchase Agreement (also referred to as the equity line of credit or “ELOC”) with a Common Stock Investor. The ELOC is currently in negotiations; however, nothing has been agreed to with the counterparty as of the issuance of our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 appearing elsewhere in this Form 10-Q. Pursuant an ELOC agreement, we have the right to sell to the Common Stock Investor up to $50.0 million in shares of Class A Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement, including a registration statement to be filed with the SEC before the ELOC can be activated for use, if necessary. If an ELOC agreement is successfully executed, we are committed to issuing Class A shares of common stock to the Common Stock Investor in an aggregate amount equal to $1.4 million representing the Commitment Shares pursuant to an ELOC for the total commitment of up to $50.0 million by the Common Stock Investor. There can be no assurance that an ELOC agreement will be successfully executed, and that any funds will become available to us in the future.

2020 Term Notes Payable

In connection with the Closing of the FLAG Merger on September 12, 2023, $0.5 million of principal plus accrued interest was amended with an extended maturity date of November 1, 2023. The remaining principal plus accrued interest of less than $0.1 million was scheduled to be paid shortly after the Closing but remained outstanding as of September 30, 2023. The amended 2020 Term Note will continue to accrue interest at 10% per annum. As of September 30, 2023, the interest rate of the 2020 Term Notes was 10% and the total carrying value, including accrued interest, was $0.6 million.

As of October 18, 2023, Calidi settled in cash $0.1 million of principal of 2020 Term Notes Payable plus accrued interest.

As of November 8, 2023, Calidi settled in cash $0.5 million of principal 2020 Term Notes Payable plus accrued interest.

2021 Term Notes Payable

In connection with the Closing of the FLAG Merger, the 2021 Term Note plus accrued interest was amended, with an extended maturity date of January 1, 2025. For this holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. As of September 30, 2023, the interest rate of the 2021 Term Notes ranged from 10% to 24% and the total carrying value, including accrued interest was approximately $0.6 million.

2022 Term Notes Payable

In connection with the Closing of the FLAG Merger on September 12, 2023, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders at the Closing, and $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing, but remained outstanding as of September 30, 2023.

For the term notes that were amended, all to related parties, approximately $0.2 million of principal was extended to mature on November 1, 2023, March 1, 2024, and January 1, 2025, respectively. For the term note extended to January 1, 2025, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 190,476 shares of common stock with a fair value of $1.1 million.

As of September 30, 2023, the interest rate of the 2022 Term Notes ranged from 14% to 24% and the total carrying value, including accrued interest, was $0.6 million.

As of October 3, 2023, Calidi settled in cash $0.1 million of principal of 2022 Term Notes Payable plus accrued interest.

As of November 8, 2023, Calidi settled in cash $0.2 million of principal of 2022 Term Notes Payable plus accrued interest.

2023 Term Notes Payable

In connection with the Closing of the FLAG Merger on September 12, 2023, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest to be settled in cash, was settled with shares of common stock issued to the noteholders at the Closing, $0.6 million of principal plus accrued interest was scheduled to be paid shortly after the closing, but remained outstanding as of September 30, 2023, and $0.6 million of principal plus accrued interest remained substantially unchanged due to scheduled maturity in May 2024.

For the term notes extended to January 1, 2025 by the holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 197,344 shares of common stock with a fair value of $1.1 million.

As of September 30, 2023, the interest rate of the 2023 Term Notes ranged between 14% and 24% per annum and the total carrying value, including accrued interest and net of debt discount, was $2.5 million.

As of October 3, 2023, Calidi settled in cash $0.6 million of principal of 2023 Term Notes Payable plus accrued interest.

Loans Payable

Calidi borrowed $1.0 million from a line of credit with a third-party bank, which remained outstanding as of September 30, 2023. The amounts borrowed bear interest at a rate of 2.5% per annum applied to the outstanding principal balance multiplied by the actual number of days the principal balance is outstanding, and such interest payments are due monthly. In October 2023, the line of credit was settled in full.

Public and Private Placement Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 11,500,000 public warrants to purchase common stock with an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of the Company’s common stock. The Company may redeem the outstanding Public Warrants for $0.01 per warrant, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

The Company further assumed 1,912,514 private placement warrants to purchase common stock with an exercise price of $11.50 per share. The private placement warrants in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants, including the exercise price, exercisability and exercise period.

As of September 30, 2023, all 11,500,000 and 1,912,514 of the public warrants and private placement warrants were outstanding, respectively, and the warrant liability balance totaled $3.0 million.

Commitments and Contingencies

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) that will serve as Calidi’s new principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The San Diego Lease has an initial term of 4 years.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of September 30, 2023, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $5.4 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $6.6 million, (iii) litigation costs of $0.2 million, and (iv) severance costs due on June 23, 2024 totaling $0.5 million. In accordance with the provisions of the Separation Agreement, the severance costs of $0.5 million will accrue interest at the rate of 8.0% per annum in the event that this amount is not paid when due, and the principal plus accrued interest shall be paid no later than two years after the effective date of the severance agreement.

Related Party Transactions

Please see Note 7 to our interim period unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the nine months ended September 30, 2023 and 2022

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Net cash (used in) provided by:
Operating activities	$(21,797)	$(9,338)	$(12,459)	133%
Investing activities	(443)	(333)	(110)	33%
Financing activities	32,002	7,768	24,234	312%
Effect of exchange rate on cash	13	(34)	47	-138%
Net increase (decrease) in cash and restricted cash	$9,775	$(1,937)	$11,712	-605%

Operating activities

Net cash used in operating activities was $21.8 million for the nine months ended September 30, 2023, primarily resulting from our net loss of $21.0 million. Our net loss was increased by $9.8 million from to the change in our operating assets and liabilities and partially reduced by certain non-cash items that included $3.6 million in stock-based compensation, $2.7 million in Series B Preferred Stock financing costs, $0.7 million in amortization of debt discount and financing costs, $0.6 million in amortization of right of use assets and $0.3 million in depreciation expense.

Net cash used in operating activities was $9.3 million for the nine months ended September 30, 2022, primarily resulting from our net loss of $17.7 million. Our net loss was reduced by $3.9 million from the change in our operating assets and liabilities and certain non-cash items that included $3.5 million in stock based compensation and $1.6 million in legal settlement with shares of common stock, partially offset by $0.8 million in change in fair value of debt and other liabilities.

Investing activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2023, which primarily related to the purchase of certain machinery and equipment of $0.5 million partially offset by proceeds from security deposits, net of $0.1 million.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2022, which primarily related to the purchase of machinery and equipment.

Financing activities

Net cash provided by financing activities was $32.0 million for the nine months ended September 30, 2023, which primarily related to related party proceeds from issuance of Series B Preferred Stock of $24.5 million, proceeds from New Money PIPE Subscription Agreement of $2.8 million, proceeds from Simple Agreement for Future Equity (SAFEs) of $2.8 million, related party proceeds from issuance of term notes payable of $2.0 million, and proceeds from issuance of term notes payable of $1.3 million, partially offset by payment of deferred financing costs of $1.5 million.

Net cash used by financing activities was $7.8 million for the nine months ended September 30, 2022, which primarily related to proceeds from Simple Agreement for Future Equity (SAFEs) of $5.4 million and related party proceeds from SAFEs of $2.4 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. Furthermore, upon the completion of this offering, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 appearing elsewhere in this Form 10-Q. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical and clinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the continuing impacts of the recent COVID-19 pandemic and geopolitical conflicts; and

●	the costs of operating as a public company.

Our existing cash will not be sufficient to complete development of CLD-101 and CLD-201. Accordingly, we will be required to obtain further funding to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value of the award on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. Generally, we issue stock options with only service-based vesting conditions and record the expense for these awards using the straight-line method over the requisite service period.

We adopted Accounting Standard Update No. 2018-07, Compensation — Stock Compensation (ASU 2018-07) on January 1, 2019, under which we recognize stock compensation expense for awards granted to non-employee consultants based on the grant date fair value of the award, consistent with our practice for employee awards.

We classify equity-based compensation expense in our unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect equity-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

Determination of the Fair Value of Equity-Based Awards

We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to the lack of company-specific historical and implied volatility data, we base the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated for a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

As there was no public market for our common stock prior to September 12, 2023, the estimated fair value of our common stock was previously approved by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors deemed relevant that may have changed from the date of the most recent valuation through the date of the grant.

We obtained third-party independent valuations of our common stock in December 2018, December 2019, November 2020, September 2021, January 2022, and our most recent valuation with a valuation date as of December 31, 2022, a draft of which we received on January 17, 2023, (the “January 2023 Valuation”) which valuations were considered by our board of directors in determining the fair value of our common stock. The January 2023 Valuation took into consideration the proposed terms of this Business Combination, and we received the final version of the January 2023 valuation report on January 26, 2023. The Escalation Shares were considered for this January 2023 Valuation but did not have a significant impact on the concluded per share value discussed below due to the inherent uncertainties of this transaction including the uncertainty of achieving the price point targets in the future. These valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation. In the valuations, the value of our common stock was estimated using either an Option Pricing Method (“OPM”), or a hybrid method of the Probability-Weighted Expected Return Method (“PWERM”) and the OPM, both of which use market approaches to estimate our equity value. As applicable, the Current Value Method (“CVM”) is also used based on the enterprise value which allocates that value to the various series of preferred stock based on their liquidation preferences or conversion values, whichever would be greater in an optimal manner to extract the greatest benefit to such preferred shareholder. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method estimates the probability-weighted value across multiple scenarios but uses the OPM to estimate the allocation of value within at least one of the scenarios. In addition to the OPM, the hybrid method considers an initial public offering (“IPO”) scenario, or in the case of the January 2023 Valuation the Business Combination, in which the shares of convertible preferred stock are assumed to convert to common stock. The future value of the common stock in the IPO (or business combination) scenario is discounted back to the valuation date using an appropriate risk-adjusted discount rate. In the hybrid method, the present value indicated for each scenario is probability weighted to arrive at an indication of value for the common stock. The values of our common stock determined by these independent third-party valuations were $0.57 per share in December 2018, $0.63 per share in December 2019, $0.71 per share in November 2020, $1.67 per share in September 2021, $3.86 per share in January 2022, $2.96 per share in the January 2023 Valuation. The January 2023 Valuation used a three-scenario analysis. The first scenario assumed that we would remain a private company and raise up to $50 million in Series B Convertible Preferred Stock or similar financing round. A “backsolve” OPM model was then used assuming an enterprise value of $250 million based on the current terms of the Business Combination with an allocation of such value for each security in our capital structure with the assumed preferred stock capital raise in order to arrive at the value of our common stock. A 40% discount for lack of marketability was then applied to arrive at a value of $1.27 per share in this scenario. The second scenario assumed the consummation of this business combination with an enterprise value of $250 million, subject to the terms and conditions set forth in this Business Combination. Our capital structure as assumed based on our capital structure on December 31, 2022, and the conversion ratio set forth in this Business Combination which in turn assumed that all of our preferred stock, convertible notes, and SAFE investments converted into common stock according to their terms, and our common stock purchase warrants and vested stock options were included in the conversion ratio. The value of our common stock was then derived using a “current value method” which estimates our total equity value on a controlling basis assuming an immediate sale and subtracts the value of our preferred stock based on our preferred stock’s liquidation preferences or conversion values with the residual value allocated to our common stock. This value was then discounted back to a present value using an assumed closing date for this proposed business combination of September 30, 2023, using a discount factor of 90% and then further discounted by 10% for lack of marketability due to lock up agreements and other restrictions on transferability. This scenario arrived at a value of $3.15 per share. The third scenario assumed that we would achieve a liquidity event in two years through an IPO with a current enterprise value of $250 million subject to the terms and conditions set forth in this Business Combination and an assumed future value three- to four- times the current value. Equity value was then allocated using the CVM to determine the future value of our common stock, then discounted using a discount factor of 59% and then further discounted by 25% for lack of marketability. This scenario arrived at a value of $5.04 per share.

The three valuation scenarios were allocated a weighted average of 20% to scenario one, 70% to scenario two, and 10% to scenario three, which resulted in a fair market valuation of $2.96 per share for our common stock as of the January 2023 valuation.

In the consummation of the Business Combination discussed above, each share of Calidi Common Stock was exchanged for approximately 0.41 shares of FLAG Common Stock at an assumed price of $10.00 per share for an implied value of $4.10 per share for each share of Calidi Common Stock on a non-fully diluted per share basis. These implied values are based on the key assumption that the value of one share of FLAG Common Stock is worth $10.00 at the closing of the Business Combination. After the Business Combination, the determination of fair value of Calidi Common Stock will be determined using, among other assumptions, the closing price of our stock as quoted on the NYSE American.

Based on the above implied value of our common stock discussed above, for options previously granted with an exercise price of $3.86 per share which was principally based on our enterprise value of the former proposed merger, which was terminated in August 2022, our board of directors determined that a repricing of those options to the current January 2023 Valuation was appropriate considering current market conditions and significant decline in the value of our company from the prior year. Accordingly, on January 18, 2023, we completed a repricing of all stock options that had an exercise price of $3.86 per share (shown in the table below) to the current fair value of $2.96 per share. All vesting conditions remained unchanged.

On September 12, 2023, upon Closing of the FLAG Merger, the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.41. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented elsewhere in this Form 10-Q has been retrospectively adjusted to reflect the conversion.

Prior to being a publicly traded company as of the Closing, the additional objective and subjective factors considered by our board of directors in determining the fair value of our common stock included the following, and if the grant date as of which fair value was being determined was a date later than the date of the most recent independent third-party valuation of our common stock, our board of directors considered changes in such factors from the date of the most recent such valuation through the grant date:

●	the prices of our preferred stock sold to outside investors in arm’s length transactions, if any, and the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;

●	the progress of our research and development efforts, including the status of preclinical studies and planned clinical trials for our product candidates;

●	the lack of liquidity of our equity as a private company;

●	our stage of development and business strategy and the material risks related to our business and industry;

●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

●	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

●	the likelihood of achieving a liquidity event, such as an IPO or consummation of the Business Combination in light of relevant closing conditions and prevailing market conditions; and

●	the analysis of IPOs, business combinations with other special purpose acquisition companies and the market performance of such companies in the biopharmaceutical industry.

The assumptions underlying our board of directors’ valuations represented our board’s best estimates, and in the case of the January 2023 Valuation, an assessment of the probability of the parties satisfying the closing conditions of our Business Combination, which involved inherent uncertainties and the application of our board’s judgment. As a result, if factors or expected outcomes had changed or our board of directors had used significantly different assumptions or estimates, our equity-based compensation expense could have been materially different. Following the Business Combination, our board of directors determine the fair value of our common stock based on the quoted market prices of our common stock.

Determination of Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the fair value option of accounting for contingently convertible notes payable, including contingently issuable warrants and accrued interest, and certain term notes payable, including accrued interest, as further described below and as discussed in our Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We have also issued SAFE instruments that are accounted for liabilities at fair value, which are remeasured at fair value at each reporting period, as further described below and as discussed in our Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Contingently convertible notes payable, which include contingently convertible notes payable issued to related parties, contingently issuable warrants, and accrued interest, (collectively “CCNPs”), contain a number of embedded derivatives, such as settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting under GAAP, unless we qualify for and elect the FVO for the entire CCNP instrument. We qualified for and elected to measure the entire CCNP instrument at fair value. In addition, certain term notes payable, including term notes payable issued to related parties, issued with warrants, contained substantial discounts at issuance which resulted in certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless we qualify for and elect the FVO. Accordingly, we qualified for and elected the FVO for the entire term notes payable instrument, including accrued interest. Both the CCNPs and the terms notes payable (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on our unaudited condensed consolidated balance sheet and were subsequently re-measured at fair value at the end of each reporting period presented. The changes in the fair value of the FVO debt instruments are recorded in changes in fair value of debt and change in fair value of debt- related party, included as a component of other expenses, net, in the unaudited condensed consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of debt and change in fair value of debt-related party on the unaudited condensed consolidated statements of operations.

The estimated fair value of the CCNPs is determined based on the probability-weighted average of the outcomes of two possible scenarios, (i) the next qualified financing event, as defined, occurring prior to the maturity of the CCNPs and, the CCNPs, including accrued interest, mandatorily converting to the type and form of shares of stock issued in that qualified financing, including the underlying contingent warrants being issued at that time (“Scenario 1”), or, (ii) a qualified financing not occurring and the CCNPs, including accrued interest, maturing without conversion (“Scenario 2”). The value of the probability-weighted average of those outcomes is then discounted back to each reporting period, in each case, under Scenario 1, based on the risk-free rate consistent with risk-neutral similar derivative equity instruments and, under Scenario 2, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of similar corporate rate debt that we believe is appropriate for those probability-adjusted cash flows under Scenario 2. The value of the contingent warrants, applicable only to Scenario 1, are measured at fair value using the Black- Scholes option pricing model used to value preferred stock warrants using an underlying asset value and the discounted exercise price of the warrants, as defined, and the indicated volatility of convertible preferred stock consistent in our third-party equity award valuations discussed above.

The estimated fair value of the term notes payable is computed similarly based on its contractual cash flows and discounted back to each reporting period using risk-adjusted discount rates similar to Scenario 2 discussed above. The warrants to purchase common stock, which are freestanding equity classified instruments, issued with the term debt, are measured at fair value at issuance using the Black-Scholes option pricing model similar to the valuation of equity-based awards discussed above.

The estimated fair value of the SAFE instruments are determined based on the aggregated, probability- weighted average of the outcomes of certain possible scenarios, including (i) a next qualified financing event, as defined, thereby mandatorily converting the SAFE to the type and form of shares of stock issued in that qualified financing at a specified discount to the price issued (referred to as “SAFE Scenario 1”), (ii) a SPAC event, as defined, thereby mandatorily converting the SAFE to common stock at a specified discount to the price issued (referred to as “SAFE Scenario 2”), or (iii) a liquidity event defined as a Change in Control or initial public offering, in which case the investors will automatically be entitled to a portion of proceeds received under such event at a specified discount to the price issued (referred to as “SAFE Scenario 3”). The combined value of the probability-weighted average of those outcomes is then discounted back to each reporting period in which the SAFE instruments are outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that we believe is appropriate for those probability-adjusted cash flows.

The estimates for the SAFEs and the FVO debt instruments discussed above are based, in part, on subjective assumptions. Changes to these assumptions could have had a significant impact on the fair value, and the change in fair value, of debt. At the Closing of the FLAG Merger, the SAFEs, convertible notes payable, and contingently convertible notes payable were converted into Calidi common stock immediately prior the Closing and are no longer outstanding as of the Closing date.

We entered into a Series B convertible preferred stock agreement with various investors as described above. For amounts funded prior to the Closing, primarily the June 2023 JIG Tranche 1 funding, we recorded Series B convertible preferred stock as a liability stated at fair value based on Level 3 inputs. The estimated fair value of the Series B convertible preferred stock at initial funding in June and for the mark to market adjustment at September 30, 2023, was determined utilizing the probability-weighted expected return method (“PWERM”) based on the aggregated, probability-weighted average of the outcome of certain possible scenarios, including (i) SPAC event is completed, as defined, thereby mandatorily converting the Series B convertible preferred stock to common stock at a specified discount to the price issued (referred to as “SPAC Scenario”), or (ii) SPAC event is not completed, as defined (referred to as “Non-SPAC Scenario”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the Series B convertible preferred stock instruments are outstanding, in each case, based on a weighted-average discount rate.

The estimates for the Series B convertible preferred stock liability instruments discussed above are based, in part, on subjective assumptions. Changes to these assumptions could have had a significant impact on the fair value, and the change in fair value, of the liability. At the Closing of the FLAG Merger, the Series B Convertible Preferred Stock was converted into Calidi common stock immediately prior the Closing and is no longer outstanding as of the Closing date.

Derivative Financial Instruments, including Determination of the Fair Value of the Forward Purchase Agreement

Calidi does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Calidi evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 Derivatives and Hedging. Calidi values its derivatives using the Black-Scholes valuation model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities, is reassessed at each reporting period.

As of September 30, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. To value the Forward Purchase Agreement Derivative Asset, a Monte Carlo simulation valuation model is used, using a risk-neutral Geometric Brownian Motion (GBM) to simulate potential future stock price paths based on underlying stock price over the three-year period commensurate with the term of the agreement.

Where possible, Calidi verifies the values produced by its pricing models to market prices. The valuation model requires a variety of significant unobservable and observable inputs, including contractual terms, market prices, discount rates, yield curves, measures of volatility and correlations of such inputs. Fair value measurements associated with the Forward Purchase Agreement Derivative Asset were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases or decreases in the fair value of the Forward Purchase Agreement Derivative Asset can result from updates to assumptions or changes in discount rates, among other assumptions. Based on management’s assessments of the valuation by Calidi’s valuations specialists, none of the changes in the fair value of the Forward Purchase Agreement Derivative Asset were due to changes in Calidi’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, and the change in fair value, of the Forward Purchase Agreement Derivative Asset and the results of operations in any given period. The fair value of the Forward Purchase Agreement Derivative Asset at the closing of the FLAG Merger was estimated to be $4.5 million. As of September 30, 2023, the Forward Purchase Agreement Derivative Asset was re-valued and estimated to have a fair value of $1.3 million. The $3.2 million decrease in fair value primarily related to the decrease in the underlying stock price after the Closing of the FLAG Merger. There can be no assurance that any proceeds from the Sellers will be made to Calidi under the Forward Purchase Agreement.

Determination of the Fair Value of the Private Placement Warrants

As mentioned above, in connection with the Closing of the FLAG Merger, we assumed 1,912,154 Private Placement Warrants with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, as described in Note 10 included elsewhere in the Form 10Q, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. The sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants can be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Upon completion of the FLAG Merger, the Company determined that the Private Placement Warrants are classified as liabilities and marked to market at each reporting period.

A Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The change in fair value of warrants is recognized as part of the change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, discount rate and dividend yield. The Company’s valuation specialists estimate the volatility of the Company’s common stock based on a binomial lattice model using the stock price and the price of the Public Warrants as of the valuation date, risk-free interest rate, and the expected life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Where possible, we verify the values produced by our pricing models to market prices. Fair value measurements associated with the Private Placement Warrants were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases or decreases in the fair value of the Private Placement Warrants can result from updates to assumptions or changes in discount rates, among other assumptions. Based on management’s assessments of the valuations by our valuations specialists, none of the changes in the fair value of the Private Placement Warrants were due to changes in Calidi’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, and the change in fair value, of Private Placement Warrants, and the results of operations in any given period.

The fair value of the Private Placement Warrants at the Closing of the FLAG Merger was estimated to be $0.5 million. As of September 30, 2023, the Private Placement Warrants were re-valued and estimated to have a fair value of $0.4 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We paid amounts under such agreements at the time of execution and pay annual fees. We have not paid any royalties under these agreements to date. We have not included the annual license fee payments contractual obligations because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements and amounts that could become payable in the future under these agreements, please see the section entitled “Business — License Agreements” within our prospectus, dated October 6, 2023, filed with the SEC.

Quantitative and Qualitative Disclosures about Market Risk

We are not currently exposed to significant market risk related to changes in interest rates because we do not have any cash equivalents or interest-bearing investments at this time. Our debt typically contains a fixed interest rate or is issued to certain lenders, including related party lenders, with other equity instruments, such as warrants, in lieu of a stated cash interest rate. However, for debt that we have issued that is variable and fluctuates with changes in interest rates, an immediate one percentage point change in market interest rates would not have a material impact on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have employees and are contracted with and may continue to contract with foreign vendors that are located in Europe, particularly in Germany, where we operate through our wholly-owned subsidiary, StemVac GmbH. In October 2022, we also formed Calidi Biotherapeutics Australia Pty Ltd, a wholly-owned subsidiary in Australia, for purposes of operating in that country for a portion of our planned clinical trial activities for our SNV1 program. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023 and 2022.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” (“EGC”), under the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of the delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

As an EGC, we may also take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

●	we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	we will avail ourselves of the exemption from providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;

●	we are providing reduced disclosure about our executive compensation arrangements; and

●	we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

We will remain an EGC until the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements

Other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to litigation in the ordinary course of our business, including those matters related to our business, business transactions, employee-related matters, and other matters. In addition, please refer to the section titled “Legal proceedings” described in our Registration Statement on Form S-1, filed with the SEC on October 6, 2023.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks in the section captioned “Risk Factors” beginning on page 53 in our Registration Statement on Form S-4 which was filed with the SEC on August 1, 2023 and on page 8 in our Registration Statement on Form S-1, which was filed with the SEC on October 6, 2023, before making an investment decision.

In addition, potential investors in our securities should be aware of the additional risk factors.

The price of our stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained, and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.

Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. Further, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition, the stock market in general, and biopharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with the continued listing standards of the NYSE American, our common stock could be delisted. If it is delisted, the market value and the liquidity of our common stock would be impacted.

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with a number of listing standards. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove from any security from listing. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards.

Delisting from the NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, decreased analyst coverage of our securities, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

If any of the risks occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

This information has been included in Current Reports on Form 8-K filed with the SEC on August 29, 2023, and August 31, 2023.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 15, 2023, Mr. Tony Kalajian, our former Interim Chief Financial Officer, was paid a spot bonus in the amount of $0.2 million. The spot was bonus related to and was in connection with the completion of the Business Combination of Calidi Biotherapeutics, a Nevada corporation and private company, and First Light Acquisition Group, Inc. on September 12, 2023.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended And Restated Certificate of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 19, 2023).

3.2	Amended and Restated Bylaws of the Company.(incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 19, 2023).

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated September 9, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.3	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 19, 2023).

4.4	Amendment to Warrant Agreement dated September 12, 2023, among Calidi Biotherapeutics, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 19, 2023).

10.1	Calidi Biotherapeutics, Inc. 2023 Equity Incentive Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus dated August 4, 2023).

10.2	Calidi Biotherapeutics, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus dated August 4, 2023 ).

10.3	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.20 to Form 8-K filed on September 19, 2023).

10.4	Escrow Services Agreement, dated September 12, 2023, between Equiniti Trust Company, LLC and the Company. (incorporated by reference to Exhibit 10.21 to Form 8-K filed on September 19, 2023).

10.5	Forward Purchase Agreement.(Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.6	FPA Funding Amount PIPE Subscription Agreement. (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 29, 2023)

10.7	Non-Redemption Agreement. (Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.8	Non-Redemption Agreement (Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 31, 2023)

10.9	Non-Redemption Agreement (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 31, 2023)

10.10	New Money PIPE Subscription Agreement (Incorporation by reference Exhibit 10.3 to Form 8-K filed on August 31, 2023)

10.11	Forward Purchase Agreement (Incorporation by reference Exhibit 10.4 to Form 8-K filed on August 31, 2023)

10.12	Forward Purchase Agreement (Incorporation by reference Exhibit 10.5 to Form 8-K filed on August 31, 2023)

10.13	Forward Purchase Agreement (Incorporation by reference Exhibit 10.6 to Form 8-K filed on August 31, 2023)

10.14	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.7 to Form 8-K filed on August 31, 2023)

10.15	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.8 to Form 8-K filed on August 31, 2023)

10.16	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.9 to Form 8-K filed on August 31, 2023)

10.17	Share and Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.31 to Form 8-K filed on September 19, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: November 14, 2023	By:	/s/ Allan Camaisa
	Name:	Allan Camaisa
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

