Form 10-K
period 2023-12-31
Calidi Biotherapeutics, Inc.
filed 2024-03-15
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

CALIDI BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4475 Executive Drive, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 794-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLDI	NYSE American LLC
Warrants, each whole warrant exercisable for one share of common stock	CLDI WS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $43,302,972.

As of March 8, 2024, there were 35,538,034 shares of registrant’s common stock outstanding, excluding 18,000,000 non-voting common stock held in escrow.

Documents incorporated by reference: None.

CALIDI BIOTHERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, among other things, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	We are an immuno-oncology company with a limited operating history and has not generated any revenue to date from product sales;

●	We have no products approved for commercial sale and have not generated revenues. We have incurred significant operating losses since our inception and we anticipate that we will incur continued losses for the foreseeable future;

●	We need to raise substantial additional funding. If we are unable to raise capital when needed, or if at all, we will be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts. In addition, the issuance of a substantial number of shares of common stock as a result of a financing could adversely affect the price of our common stock;

●	our ability to realize the expected benefits of the Business Combination;

●	our ability to maintain the listing of our securities on the NYSE American;

●	our financial and business performance, including our financial projections and business metrics;

●	our market opportunity;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our ability to retain or recruit officers, key employees and directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	the expected costs associated with our research and development initiatives, including investments in technology and product development;

●	the ongoing impact of the COVID-19 pandemic on our business and results of operations despite recent easing of these impacts;

●	our ability to secure sufficient funding and alternative source of funding to support when needed and on terms favorable to us to support our business objective, product development, other operations or commercialization efforts;

●	our ability to enroll patients in our proposed clinical trials and development activities;

●	the impact of governmental laws and regulations; and

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our drug candidates and technology.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

The forward-looking statements made by us in this report speak only as of the date of this report. Except to the extent required under the federal securities laws and rules and regulations of the Securities and Exchange Commission (“SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

Unless the context otherwise requires, “we,” “us,” “our,” “registrant,” or “Registrant,” “New Calidi” and the “Company” refer to Calidi Biotherapeutics, Inc., a Delaware corporation (f/k/a First Light Acquisition Group, Inc., a Delaware corporation), and its consolidated subsidiaries following the Business Combination. Unless the context otherwise requires, references to “FLAG” refer to First Light Acquisition Group, Inc., a Delaware corporation, prior to the Business Combination. Unless the context otherwise requires, references to “Calidi” and “Calidi Biotherapeutics” means Calidi Biotherapeutics(Nevada), Inc. (formerly Calidi Biotherapeutics, Inc.), a Nevada corporation and our wholly-owned subsidiary.

SELECTED DEFINITIONS

Unless the context otherwise requires or has otherwise been defined, the following defined terms shall have the meaning set forth below.

“anchor investors” means certain unaffiliated qualified institutional buyers or institutional accredited investors who have each entered into an Investment Agreement pursuant to which such anchor investors have purchased in the aggregate 1,452,654 founder shares from our Sponsor and Metric at approximately $0.004 per share;

“Business Combination” means the business combination of FLAG with Calidi pursuant to the terms and conditions of the Merger Agreement;

“Bylaws” means the Second Amended and Restated Bylaws, as amended, in effect as of the date of this report;

“Calidi” or “Calidi Biotherapeutics” means Calidi Biotherapeutics (Nevada), Inc. (formerly, Calidi Biotherapeutics, Inc.), a Nevada corporation;

“Charter” or “Second Amended and Restated Certificate of Incorporation” means the Second Amended and Restated Certificate of Incorporation in effect.

“Closing” means the closing of the Merger and all of the transactions contemplated by the Merger Agreement in accordance with the terms of the Merger Agreement;

“Closing Date” means the date on which the Business Combination was consummated which occurred on September 12, 2023;

“common stock” or “Common Stock” means New Calidi Common Stock following the Business Combination, with the rights and preferences and subject to the terms and conditions set forth in the Charter;

“DGCL” means the Delaware General Corporation Law, as amended;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

“FLAG” means First Light Acquisition Group, Inc., a Delaware corporation;

“Investment Agreement” means each of the investment agreements entered into between our Sponsor, Metric and the anchor investors pursuant to which such anchor investors have purchased in the aggregate 1,452,654 founder shares from our Sponsor and Metric at approximately $0.004 per share;

“Insiders” are to, collectively, certain prior directors and officers of FLAG, including Thomas A. Vecchiolla, Michael J. Alber, Michael Reuttgers, William J. Fallon, and Jeanne Tisinger;

“Metric” means Metric Finance Holdings I, LLC, a Delaware limited liability company and an affiliate of Guggenheim Securities, LLC;

“New Calidi Common Stock” means, following the consummation of the Business Combination, the common stock, par value $0.0001 per share, of New Calidi.

“Registration Rights Agreements” mean certain agreements requiring the Company to register the holders’ shares of common stock with the Securities and Exchange Commission consisting of that certain (i) Amended And Restated Registration Rights Agreement dated September 12, 2023; (ii) Voting and Lock-Up Agreement dated as of January 9, 2023, and amended on April 12, 2023, and (iii) Series B Preferred Stock Investors’ Rights Agreement dated June 16, 2023.

“Series B Financing” means the equity financing contemplated by the Securities Purchase Agreements between Calidi Biotherapeutics, Inc., and Jackson Investment Group, LLC and Calidi Cure, LLC, dated June 16, 2023, to secure commitments for the purchase of Series B Convertible Preferred Stock of Calidi.

“Significant Calidi Holder” means Allan Camaisa and/or Scott Leftwich; and

“Sponsor” means First Light Acquisition Group, LLC, a Delaware series limited liability company.

“Sponsor Shares” means 5,527,093 shares of common stock (net of cancellations from the original 5,750,000 shares of common stock sold) in the aggregate originally sold to the Sponsor and Metric at $0.004 per share, and subsequently sold to the anchor investors at the same purchase price or transferred other shareholders as an inducement to complete and finance the Business Combination.

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage immuno-oncology company that is developing proprietary allogeneic stem cell-based platforms to potentiate and deliver oncolytic viruses (vaccinia virus and adenovirus) and, potentially, other molecules to cancer patients. Recently we have added into our pipeline early discovery research for a product candidate (CLD-400) involving a new platform (RTNova) based on enveloped vaccinia virus design to target systemically multiple cancer sites, including, but not limited to, certain lung cancers and other cancer metastatic solid tumors. We are currently developing two proprietary stem cell-based platforms and one enveloped vaccinia virus platform designed to protect the oncolytic virus, whether natural or engineered, from neutralization by the patient’s immune defenses, allowing for greater infection of the tumor cells and leading to a potential improvement in the antitumor activity of oncolytic viruses over traditional “naked” oncolytic virus therapies. A “naked” virus means the virus is unprotected from the patient’s immune defenses — it has no relevance to engineering of the virus. Natural (unmodified virus) can be naked or protected. Similarly, engineered (modified virus) can be naked or protected.

Our Product candidates using allogeneic stem cells (stem cells derived from humans other than the patient) or enveloped virotherapies are being developed in order to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;

●	Enhance oncolytic viral amplification inside the allogeneic cells; and

●	Modify the tumor microenvironment (TME) to allow improvements in cell targeting and viral amplification at the tumor site.

We believe our allogeneic stem cell product candidates have competitive advantages over other product candidates using autologous stem cells (stem cells derived only from the individual patient) including the following:

●	Scale and patient compliance: Our allogeneic stem cell product candidates could be used to treat many patients upon FDA approval. In contrast, the adipose tissue-derived autologous stem cell product candidates, if approved by the FDA, must be prepared and used the same day and only in a single patient. Also, with autologous stem cell product candidates, the patient would be subjected to a liposuction procedure, which has a potential to cause infection, bleeding, and other complications.

●	Reproducibility and potency: Our allogeneic stem cell product candidates are composed of cultured and expanded mesenchymal stem cells, having advantages of reproducibility with very minimal lot-to-lot variations.

●	Dose accuracy: Every manufactured lot of our allogeneic stem cell product candidates will be released and characterized ensuring dose reproducibility of treatment among all patients. In contrast, these important parameters could not be easily established and controlled in product candidates using autologous stem cells.

Our enveloped technologies, which are based on years of research involving the use of cells to protect and deliver oncolytic viruses, are being developed with a focus on systemic delivery to target metastatic cancer.

Oncolytic viral immunotherapy utilizes viruses that preferentially infect and replicate within cancer cells, resulting in both direct lysis of the tumor cells as well as activation of an antitumor immune response, while leaving normal, healthy cells unharmed. Oncolytic viruses may kill cancer cells by several mechanisms including virus replication-associated cell death (“oncolysis”), induction of antitumor immune responses (involving tumor-specific T lymphocytes, and other immune cells), induction of bystander cell killing and by viral induction of changes in tumor-associated vasculature. Currently, a number of oncolytic viruses are at various stages of clinical development. Thus far, all clinically tested oncolytic viruses have faced a number of obstacles. A major obstacle to this approach has been the rapid elimination of oncolytic virus by the patient’s immune system. Preclinical studies have demonstrated that the transient immunomodulatory properties of adipose-derived mesenchymal stem cells (“AD-MSC”) and the tumor-tropic nature of immortalized neural stem cells have the potential to potentiate the antitumor effects of oncolytic viruses regardless of the delivery mechanisms (intratumoral or intravenous). Our proprietary platform leverages allogeneic culture-expanded stem cells, which we believe has the potential to prevent viral elimination of an oncolytic virus payload by the patient’s immune system, and facilitate initial viral amplification and expansion at the tumor site.

Oncolytic viral lysis of tumor cells can result in immunological cell death (ICD), which has the ability to prime the patient’s immune system resulting in an antitumor immune response to many tumor antigens, essentially creating a cancer vaccine-like response, in situ. This response may augment direct cytolytic activity of the oncolytic viral therapy. Upon ICD of cancer cells, several immune mediators may be released, including damage-associated molecular patterns (DAMPs), pathogen-associated molecular patterns (PAMPs), cytokines, and tumor-associated antigens (TAAs). These immune mediators help “recruit” a patient’s immune cells to the tumor microenvironment (TME), transforming an immunologically “cold” tumor (tumor that is not likely to trigger a strong immune response and respond to immunotherapy) into an immunologically “hot” tumor (tumor that is likely to trigger a strong immune response and respond to immunotherapy).

Our platform leverages allogeneic culture-expanded stem cells, combined with an oncolytic virus payload, which is designed to prevent the viral elimination by the patient’s immune system, and facilitates initial viral amplification and expansion at the tumor sites by protecting the oncolytic virus from immune neutralization. This process is accompanied by immunogenic cell death of cancer cells leading to improved induction of antitumor immune response, capable of targeting distal lesions though the abscopal effect. Therefore, we believe that the combination of improved cell-based delivery, direct cancer cell killing by the oncolytic viruses and induction of antitumor immunity may be responsible for the antitumor activity of our approach not only at the injected tumor site, but also at distant metastatic tumor sites.

As of the date of this report, there is currently only one oncolytic virus therapy that has received marketing approval for the treatment of cancer in the United States. This product is T-VEC (Imlygic®), a modified herpes simplex virus (HSV) for the treatment of patients with melanoma.

Our Novel Oncolytic Virus Platform

NeuroNova™ Platform

Our novel NeuroNova™ Platform utilizes the immortalized neural stem cell bank HB1.F3.CD21 we procured from the City of Hope loaded with the engineered oncolytic adenovirus CRAd-S-pk7 we procured from Northwestern University (“Northwestern”). We are currently in the process of extending cell bank HB1.F3.CD21 at a commercial ready CMO. We have licensed from Northwestern the commercial rights to the use of de-identified data from the Northwestern investigator sponsored clinical trial using immortalized neural stem cells loaded with adenovirus CRAd-S-pk7 and we also have licensed the patents and other intellectual property rights for the commercial development of immortalized neural stem cells loaded with adenovirus CRAd-S-pk7 from the University of Chicago.

The oncolytic adenovirus, CRAd-S-pk7, was engineered by incorporating a survivin promoter to drive expression of the E1A gene, which is essential for viral replication, and modifying the Ad5 fiber protein through the incorporation of a poly-lysine sequence (pk7). These alterations enhanced tumor specificity and viral replication within glioma cells, which improved antitumor activity and increased survival in mouse and hamster models. The neural stem cell line HB1.F3.CD21 was generated from cells harvested from fetal tissue. The final product candidate, CLD-101, was created by incubating the CRAd-S-pk7 virus with neural stem cell line HB1.F3.CD21 using proprietary media and conditions.

The parent cell line HB1.F3.CD21, which is a component of the NSC CRAd-S-pk7 product candidate, has been used in four clinical studies: (i) A Pilot Feasibility Study of Oral 5-Fluorocytosine and Genetically Modified Neural Stem Cells Expressing E. coli Cytosine Deaminase for Treatment of Recurrent High-Grade Gliomas, (ii) A Phase 1 Study of Cytosine Deaminase-Expressing Neural Stem Cells in Combination with Oral 5-Fluorocytosine and Leucovorin for the Treatment of Recurrent High-Grade Gliomas, (iii) A Phase 1 Study of Intracranially Administered Carboxylesterase-Expressing Neural Stem Cells in Combination with Intravenous Irinotecan for the Treatment of Recurrent High-Grade Gliomas, and (iv) A Phase 1 Study of Neural Stem Cell-Based Virotherapy in Combination With Standard Radiation and Chemotherapy for Newly Diagnosed High-Grade Glioma.

In a series of preclinical studies, the scientists at Northwestern University observed stem cell-based delivery of the CRAd-S-pk7 virus to murine tumors and demonstrated an increase of median survival by 50% as compared with mice that were treated with the same oncolytic virus alone in experimental glioblastoma mouse models. Additionally, it was observed that intratumorally delivered HB1.F3.CD21 stem cells were capable of migrating throughout the brain to deliver the therapeutic payload of CRAd-S-pk7 to distal glioma metastasis. These findings warranted the translation of this therapeutic approach to the clinical setting.

We believe our use of allogeneic neural stem cells loaded with CRAd-S-pk7 oncolytic adenovirus in the design and execution of our anticipated clinical trials differs from other clinical trials utilizing oncolytic viruses that are administered “naked” intratumorally or systemically that face rapid elimination by the patient’s immune system.

SuperNova™ Platform

Our proprietary SuperNova™ Platform utilizes our own allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) line, VP-001, loaded with a tumor selective “CAL1” oncolytic vaccinia virus strain that we currently manufacture under contract from Genscript ProBio in China. We believe our SuperNova™ Platform is covered by four patent families: (i) Combination Immunotherapy Approach for Treatment of Cancer, (ii) Smallpox Vaccine for Cancer Treatment, (iii) Cell-Based Vehicles for Potentiation of Viral Therapy, and (iv) Enhanced Systems for Cell-Mediated Oncolytic Viral Therapy. See, Intellectual Property.

The CAL1 vaccinia virus is an unmodified virus belonging to the poxvirus family and is manufactured by propagating ACAM1000 clonal vaccine in CV-1 cells. ACAM1000 (manufactured in MRC-5 cells) is genetically identical to ACAM2000 (manufactured in Vero cells). CAL1 vaccinia virus genome carries key genomic alterations that explain its reduced virulence. Two main disrupted factors are immunomodulatory: (i) the tumor necrosis factor receptor, and (ii) the interferon α/ß binding protein. The FDA approved ACAM2000 as a vaccine for smallpox in August 2007, based on this strain’s reduced virulence and safety profile in preclinical animal studies and human clinical trials.

The CAL1 virus has the following advantages over other oncolytic viruses:

a) the virus is not a human pathogen — does not cause any known serious diseases in humans;

b) it has a short, well-characterized life cycle, spreading very rapidly from cell to cell;

c) it is highly cytolytic for a broad range of tumor cell types;

d) it has a large insertion carrying capacity (> 25 kb) for the expression of exogenous genes;

e) it has high genetic stability;

f) it is amenable to large scale production of high levels of infectious virus;

g) it remains in the cytoplasm and does not enter the host cell nucleus during the entire life cycle, and thus does not integrate into the host genome;

h) it has been used extensively over decades as a smallpox vaccine in millions of people with minimal and well documented side effects;

i) existing approved drugs (vaccinia immunoglobulin (VIG), TPOXX (tecovirimat), and cidofovir) are available to treat any potential vaccinia infections effectively; and

j) it has been well tolerated when administered by different routes: intravenous, intraperitoneal, intrapleural, and intratumorally to patients with advanced cancer.

Mesenchymal stem/stromal cells (MSCs) are stromal regenerative cells with mesenchyme origin during embryonic development and possess the ability to differentiate into osteoblasts, adipocytes, and chondrocytes. MSCs can be harvested from several adult tissue types, including bone marrow, umbilical cord, and adipose tissue and have the following key characteristics:

i) plastic adherence in standard culture conditions;

ii) surface marker expression of CD105, CD73 and CD90; and

iii) lack expression of CD45, CD34, CD14 or CD11b, CD79 or CD19 and HLA-DR.

Adipose tissue-derived MSCs (AD-MSC) have significant advantages over MSCs derived from other sources because they are obtained from a minimally invasive lipoaspiration procedure. The MSC concentration in adipose tissue is greater than all other tissues in the body and the MSC’s potency is maintained with the donor’s age, unlike bone marrow-derived MSCs. Significant numbers of AD-MSC can be obtained due to accessibility to the subcutaneous adipose tissue and the volume that can easily be extracted. It is well-documented that the AD-MSC has potent immune modulatory properties due to either direct release of immuno-modulatory factors or indirect effects through other immune cells. Significant anti-inflammatory effects of AD-MSC have been confirmed in many veterinary and human clinical studies.

In order to develop a clinically relevant oncolytic platform, CAL1 virus was loaded into allogeneic AD-MSC cells to generate CLD-201 to produce a preclinical drug product, which we intend to demonstrate through clinical trials is more resistant to humoral inactivation than naked virus, potentially leading to higher antitumor activity.

We believe our use of allogeneic adipose-derived mesenchymal stem cells loaded with CAL1 oncolytic virus in the design and execution of our anticipated clinical trials differs from other clinical trials utilizing oncolytic viruses that are administered “naked” intratumorally or systemically that face rapid elimination by the patient’s immune system.

First-in-human preclinical study of vaccinia virus ACAM2000/CAL1 delivered by autologous adipose stromal vascular fraction (SVF) cells.

The tolerability and toxicity of the ACAM2000 virus (equivalent to CAL1) was observed in a first-in-human clinical trial of vaccinia virus delivered by autologous adipose stromal vascular fraction (SVF) cells, in patients with advanced solid tumors or acute myeloid leukemia (AML).

In preclinical studies, we observed ACAM2000 virus (aka ACAM1000 or CAL1) as a very potent oncolytic virus, able to infect and kill multiple human cancer cell lines in vitro. However, we and others also observed that the human complement system could neutralize most of the viral particles after intravenous deployment. Consequently, we suggested that the viral particles taken up by autologous SVF stem cells may be protected from the patient’s immune system, thus allowing delivery of a greater amount of the loaded oncolytic virus to the tumor sites. In addition, SVF contains stem cells exhibiting a natural tropism towards tumor sites, which could theoretically be exploited to transport the viral payloads directly to the tumor sites. Therefore, a clinical study was designed utilizing autologous SVF cells incubated with vaccinia virus (ACAM2000/SVF) in patients with advanced solid tumors or AML. This physician sponsored study was designed and completed prior to recent court decisions holding that the use of autologous adipose SVF cells in these studies requires an IND issued by the FDA.

The tolerability and toxicity of ACAM2000/SVF administered to patients with advanced metastatic solid tumors or advanced AML observed in this preclinical study support our intention to apply for an IND from the FDA and to conduct a Phase I clinical trial thereafter using our CLD-201 product candidate that utilizes allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) line VP-001 loaded with tumor selective “CAL1” oncolytic vaccinia virus strain having an identical sequence as ACAM2000. We do not intend to develop a product candidate using autologous adipose SVF cells. However, two important aspects of this study will have clear clinical implications in future IND enabled clinical trials: (i) this is the first-in-human clinical study to observe the tolerability and toxicity of a TK-positive oncolytic vaccinia virus delivered by autologous SVF cells, and (ii) the administration of ACAM2000/SVF in severely immunocompromised patients with advanced cancer appeared to be well tolerated. In addition, by combining ACAM2000 and SVF as a delivery vehicle we observed evidence suggesting SVF cells may protect the virus from complement inactivation in the blood. No significant treatment-associated toxicities were observed in any of the 26 patients who received IV, IP and IT injections of ACAM2000 loaded onto freshly isolated SVF cells. Although not statistically significant due to small number of patients, several patients experienced significant tumor size reduction, especially when the ACAM2000/SVF treatment was combined with checkpoint inhibition. These early observations must be re-evaluated within a larger and more homogeneous cohort of patients to confirm the feasibility of this treatment approach. The results of this study have been published in the Journal of Translational Medicine in 2019.

Because clinical autologous approaches do not allow the development of off-the-shelf standardized product candidates for treatment of cancer, we are focusing our development efforts on allogeneic therapies which we believe will allow the immediate treatment of many patients without the need of extraction of fresh autologous adipose stem cells. Consequently, we are developing allogeneic cell-based product candidates, where we believe the virus can be protected from humoral immunity, significantly amplified, and potentiated inside the stem cells to minimize its clearance by the immune system.

Although we have not yet received FDA marketing approval for any of our product candidates, we are advancing a pipeline of “off-the-shelf” allogeneic cell product candidates in preclinical studies and clinical trials to determine whether our product candidates will: (i) protect oncolytic viruses from complement inactivation and innate immune cell inactivation by the body’s immune system; (ii) support oncolytic viral amplification in the allogeneic cells, and (iii) modify the TME to allow tumor cell targeting and viral amplification at the tumor sites for an extended period of time.

As described in the diagram above, our most advanced product candidates include the following.

CLD-101 product for high grade glioma (“HGG”) (which we sometimes refer to as NeuroNova 1 or “NNV1” program as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting and indication of newly diagnosed HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose-escalation clinical trial for CLD-101 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial observed that CLD-101 was well tolerated. We plan to commence a Phase 1b/2 clinical trial in collaboration with Northwestern University in the first half of 2024. The Phase 1b dose escalation lead in portion of this anticipated trial will explore the final dosing regimen for CLD-101, including the feasibility of repeated dosing.

CLD-101 product for Recurrent HGG (which we sometimes refer to as NeuroNova 2 or “NNV2” program as to the indication). Our partner City of Hope is conducting clinical studies on CLD-101 utilizing our NeuroNova™ Platform for the indication of recurrent HGG using the same allogeneic neural stem cell bank and oncolytic adenovirus being used in our clinical trials for newly diagnosed HGG. City of Hope dosed the first patient in May 2023 in a Phase 1 clinical trial for this indication.

CLD-201 product for Advanced Solid Tumors (TNBC, Melanoma, and Head and Neck) (which we sometimes refer to as SuperNova 1 or “SNV1”). CLD-201 is our first internally developed preclinical product candidate utilizing our SuperNova™ Platform targeting the indication of Advanced Solid Tumors (triple-negative breast cancer (“TNBC”), metastatic / unresectable melanoma (IIB-IV), head & neck squamous cell carcinoma (HNSCC), advanced soft tissue sarcoma and advanced basal cell carcinoma (BCC). Based on our pre-clinical studies, we believe CLD-201 has therapeutic potential for the treatment of multiple solid tumors such as triple-negative breast cancer (“TNBC”), metastatic / unresectable melanoma (IIB-IV), head & neck squamous cell carcinoma (HNSCC), advanced soft tissue sarcoma and advanced basal cell carcinoma (BCC). We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for CLD-201 during the second half of 2024.

CLD-400 (RTNova) for certain lung cancer and Metastatic Solid Tumors, Our pre-clinical program involving enveloped oncolytic viruses is in the discovery phase of development and builds upon our research of using cells to protect, potentiate and deliver virotherapies. Our CLD-400 platform is derived from the research conducted in our prior pre-clinical CLD-202 program. The RTNova platform utilizes an engineered vaccinia virus enveloped by a cell membrane, that is potentially capable of targeting lung cancer and advanced metastatic disease due to its early remarkable ability to survive in the bloodstream. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body. In preclinical models, RTNova has shown the early preclinical capability to target multiple distant and diverse tumors and transform their microenvironments leading to their elimination. In addition, the program has shown potential synergistic effects with other immunotherapies, including cell therapies, to attack and eliminate disseminated solid tumors.

In addition to our pipeline product candidates described above, we are also engaged in discovery research for the following:

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

Our Strategy

Our strategy is to pioneer next generation immunotherapies for the treatment of cancer by utilizing stem cell-based platforms or enveloped oncolytic virotherapies for delivery and potentiation of oncolytic viruses as well as the use of allogeneic stem cells for treatment of non-cancer indications. We intend to achieve this strategy by:

●	Continuing to advance our adipose stem cell platform. Our SuperNova™ platform is comprised of adipose-derived mesenchymal stem cells (“AD-MSC”) isolated from healthy adult donors. Our approach represents an economical and highly scalable process. We intend to utilize these cells as a “Trojan Horse”, shielding intracellularly loaded oncolytic vaccina virus for enhanced therapy of patients with solid tumors and hematologic malignancies. We believe that this approach to treating cancer may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities.

●	Continuing to advance immortalized neural stem cells. Our NeuroNova™ platform is comprised of neural stem cells that are generated from cells harvested from fetal tissue. We utilize these cells by loading them with oncolytic adenovirus with the intention of treating patients who have newly diagnosed or recurrent high grade glioma (“HGG”) and in potentially other therapeutic indications. We believe that this approach to treating HGGs of the brain and spinal cord may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities.

●	Continuing to advance our enveloped oncolytic virotherapy platform. Our RTNova platform is comprised of an enveloped oncolytic vaccinia virus. In preclinical studies, RTNova has shown an ability to target lung cancer and disseminated cancer disease due to its ability to survive in the bloodstream. Our goal is to utilize this product candidate to target lung cancer and metastatic solid tumors. We believe that this approach may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities for treating selected disseminated indications.

●	Collaborating with industry partners in pursuit of combination therapies. In addition to our monotherapy trials, we intend to explore combination therapy studies using our SuperNova™, NeuroNova™ and RTNova platforms in conjunction with certain other immuno-therapies that are already approved or under clinical development.

●	Advancing clinical programs over the next 24 months. We anticipate advancing three clinical development programs over the next six-to-24 months, namely, i) CLD-101 in a Phase1b/Phase 2 clinical trial for the treatment of newly diagnosed HGG; ii) CLD-101 in a Phase 1 clinical trial in patients with recurrent HGG; and iii) an IND application filing with the FDA for CLD-201 and, pending the acceptance of our IND application, entering into a Phase 1 clinical trial in patients with triple-negative breast cancer (“TNBC”), metastatic / unresectable melanoma (IIB-IV), head & neck squamous cell carcinoma (HNSCC), advanced soft tissue sarcoma and advanced basal cell carcinoma (BCC).

●	Continuing to pursue cost-efficient manufacturing. Manufacturing of allogeneic stem cell therapeutic candidates involves a series of complex steps. We believe an important element of our commercialization plans involves the efficient and scalable production of GMP-grade adipose, neuronal and other allogeneic stem cells.

●	Pursuing opportunistically out-licensing of stem cell derived products. Our stem cell production capabilities enable us to selectively out-license our cell banked or cell derived products to third parties. We anticipate entering into one or more distribution relationships in order to pursue this opportunity.

Our Product Candidates

CLD-101 (NeuroNova™) for Newly Diagnosed High Grade Glioma (“HGG”).

CLD-101 is composed of the immortalized neural stem cell line HB1.F3.CD21 loaded with the engineered oncolytic adenovirus CRAd-S-pk7 (NSC- CRAd-S-pk7) for the treatment of high-grade glioma (“HGG”). High-grade gliomas are the most common and lethal CNS tumors in adults. Despite aggressive treatment regimens that comprise neurosurgical resection, radiotherapy, and chemotherapy, median survival time in patients with newly diagnosed HGG ranges from 14 months to 21 months. The presence of aberrant chemo resistant and radioresistant glioma stem cells within the tumor tissue contributes to relapse and poor survival outcomes, whereby the median survival time upon tumor recurrence is typically nine to 11 months. As such, a targeted approach that selectively kills tumor cells and resistant glioma stem cells, without disrupting the delicate neural architecture of the surrounding brain is necessary for effective treatment. Oncolytic adenoviral therapy is a promising therapeutic approach in HGG owing to its direct viral oncolytic effects and its ability to elicit an anti-tumor immune response. Oncolytic viral therapies have also been observed to be well tolerated in prior clinical trials. Nevertheless, delivery of traditional oncolytic virus therapy has been a hurdle to use due to poor distribution and spread through the tumor mass after intratumoral injection or their limited abilities to effectively cross the blood — brain barrier after systemic administration. No approvals have been received to address HGG through either oncolytic or adenoviral therapy or oncolytic viral therapies.

Neural stem cells (NSCs) are multipotent progenitor cells present in the developing and adult CNS. Preclinical experiments have shown their inherent ability to cross the blood — brain barrier, distribute within the tumor bed, surround the tumor border, and migrate within the brain parenchyma to target glioma cells, allowing NSCs delivered either locally or peripherally to be used to target therapeutic molecules across the blood — brain barrier.

Northwestern University completed an open label, Phase 1, single ascending dose clinical trial that followed a 3 + 3 design. It was primarily done at the Northwestern Memorial Hospital (Chicago, IL, USA), with a secondary site at the City of Hope National Medical Center (Duarte, CA, USA). Between April 24, 2017, and November 13, 2019, 12 patients with newly diagnosed high-grade glioma were enrolled and confirmed through clinical and radiological evaluation. Pathological confirmation of HGG was made at the time of resection on frozen section by a neuropathologist before the CLD-101 injection. Diagnoses made through frozen section analysis were later confirmed through permanent section analysis. In the trial design, patients would receive standard chemoradiotherapy, and their tumors had to be accessible for CLD-101 injection. Eligible patients were aged 18 years or older and had a Karnofsky performance scale score of 70 or more. To be included, participants also had to have adequate organ and bone marrow function within 28 days before registration, as defined by an aspartate transaminase concentration less than three times the upper limit of normal, serum creatinine less than 2 mg/dL, platelets more than 100 000 per mm³, and white blood cells more than 3000 per mm³. Further baseline evaluations comprised panels for hematology, coagulation, and serum chemistry, a urinalysis with microscopy, an ECG, replication competent retrovirus testing, and viral shedding. Eligible participants were also able to undergo a brain MRI scan. Patients were excluded if the tumor invaded the ventricular system, received previous radiotherapy or other experimental therapy, or took immunosuppressive medications (other than corticosteroids) within 28 days of the surgical procedure. Patients with prior or ongoing liver disease (cirrhosis, or active hepatitis B or C virus infection) or known HIV infection were also excluded.

City of Hope National Medical Center provided the NSCs for the clinical trial. CRAd-S-pk7 was produced and loaded into NSCs at the University of Alabama at Birmingham Vector Production Facility (Birmingham, AL, USA), in accordance with current good manufacturing practice for phase 1 investigational drugs. Regulatory approvals were obtained from the Center for Biologics Evaluation and Research of the FDA and the local institutional research ethics committees (FDA IND 17365). The study was done in accordance with the Declaration of Helsinki and Good Clinical Practice guidelines. This trial was done in compliance with the Data Safety Monitoring Plan of the Robert H Lurie Comprehensive Cancer Center of Northwestern University (Chicago, IL, USA). A data safety monitoring board (DSMB) was instituted to review any complications arising from the proposed therapy before the enrolment of new patients. Additionally, the study abided by the safety reporting regulations, as set forth in the Code of Federal Regulations. All protocol amendments were approved by the trial sponsor and the DSMB. All participants provided written, informed consent.

Histopathological evaluation identified 11 (92%) of 12 patients with HGG and one (8%) with anaplastic astrocytoma. Two (17%) of 12 tumors harbored an IDH1 mutation. The MGMT gene promoter was methylated in three (25%) of 12 patients, including the two IDH1-mutated tumors. One (17%) of six patients taking the third dose (1·50 × 108 NSCs loading 1·875 × 10¹¹ viral particles) developed a grade 2 subdural fluid collection 22 days after surgery and product injection that was deemed possibly related to CLD-101 administration. Another patient (17%) of the six taking the third dose developed meningitis (grade 3) due to the inadvertent injection of CLD-101 into the ventricle. Cerebrospinal fluid trickled into the open ventricle, collection and subsequent analysis of which was consistent with viral meningitis. After hospitalization, the patient fully recovered. Subsequently, three additional patients were enrolled at the same dose without major toxicity and complications. This was the highest prespecified dose, a formal dose-limiting toxicity was not observed, and 1·50 × 108 NSCs loading 1·875 × 10¹¹ viral particles was recommended for a Phase 2 clinical trial.

During the Phase 1 clinical trial, most treatment-emergent adverse events were not related to CLD-101 and all were commonly observed toxicities of subsequent chemotherapy and radiotherapy. The most common grade 3 adverse events were decreased lymphocyte count (5 of 12 patients, or 42%), hypertension (5 of 12 patients, or 42%), and muscle weakness (4 of 12 patients, or 33%). Five severe adverse events were reported, including a thromboembolic event, encephalopathy, cerebral edema, muscle weakness, and meningitis. Only viral meningitis was probably related to CLD-101 due to the inadvertent injection of CLD-101 into the lateral ventricle. All patients recovered fully from their adverse events, and there were no dropouts or deaths due to an adverse event.

After resection, residual evaluable tumor was present in nine (75%) of 12 patients. Assessment of best response showed that one (8%) of 12 patients had a partial response, one (8%) of 12 patients had pseudo-progression, and ten (83%) of 12 patients had stable disease. At database lock, ten (83%) of 12 patients had progressed, and nine (75%) of 12 patients had died. The median progression-free survival was 9·1 months. The median overall survival was 18·4 months. In the subset of patients with glioma containing an unmethylated MGMT promoter, median progression-free survival was 8·8 months, and median overall survival was 18·0 months. Of the three (25%) of 12 patients with tumors with methylated MGMT promoters, two patients were censored at last follow-up, and the one uncensored patient had progression-free survival of 24·2 months and overall survival of 36·4 months.

MRI, before and after the treatment regimen, showed a decrease in contrast enhancement and peritumoral hyperintensity around the resection cavity after therapy. Patients had a reduction in quality of life reported until the cessation of radiotherapy, after which they returned to near baseline levels. Post-hoc exploratory studies allowed the assessment of the immune response to CLD-101. Flow cytometric analysis revealed a spike in neutrophil and monocyte ratios at day 3 in doses 2 and 3. This peak diminished by day 14, when the number of lymphocytes tended to increase in doses 2 and 3. A direct comparison of the immune response between day 3 and day 14 showed a significant decrease in neutrophil and monocyte ratios at dose 2 and a significant increase in absolute lymphocyte count in both dose levels 2 and 3. Analysis of lymphocytic subsets showed an increase in CD8+ T cells in dose 3 at day 14. Pro-inflammatory cytokines — granzyme B, interferon-gamma, and tumor necrosis factor — were expressed regardless of tumor tissue depth. Additionally, CD8 and CD69 expression increased in sampled tumors after CLD-101 treatment. Anti-Ad5 neutralizing antibodies were detected in low titers 14 days after treatment at the first dose and within a week at higher doses. Analysis of circulating cytokine profiles in patients’ serum showed an initial decrease in concentrations of IL8, IL1Ra, IL12p70, IL13, and CCL22 7 days after surgery and product injection. This decrease was followed by an increase in concentrations up until day 14 for IL8, IL1Ra, IL6, IL13, and IL16, after which concentrations of these cytokines plateaued or decreased. Other cytokine concentrations, such as IL12p70, CXCL10, CCL17, and CCL22, continued to increase up to day 28. ELISpot assay showed antiviral immunity through the detection of hexon spots, which increased as the dose of CLD-101 increased; differences in hexon spots between doses could be visualized 7 days and 14 days after surgery and CLD-101 injection. 1 year later, antitumoral immunity could be detected in one (8%) of 12 patients that received CLD-101.

Viral traces of E1A and hexon and v-myc DNA, which is used to immortalize the NSCs, could not be detected at the site of injection or in other collected autopsy samples. In eight (67%) of 12 patients who underwent repeat surgical resections or autopsy, we sampled and compared tumor tissues before and after CLD-101 administration. Because the survivin promoter is incorporated within the virus and syndecan-1 is targeted by the viral capsid, tumor-specific marker staining of survivin and syndecan-1 showed a decrease in expression after CLD-101 treatment. Immunohistochemical (multiplex) staining showed an increase in CD8+ T cells, specifically at the tumor site, after CLD-101 injection. These findings were seen across samples from three (100%) of three patients whose tissues were selected for analysis, because more CD8+ T cells were seen at the recurred glioma lesion post CLD-101 injection. Quantitative analysis of staining results showed increased numbers of CD8+ T cells and higher expression of PD-1 after CLD-101 injection. Numbers of CD63+ cells and SOX2+ cells that express survivin decreased after treatment.

The trial’s primary endpoint was met as the addition of CLD-101 to resection and chemoradiotherapy was shown to be well tolerated and non-toxic. No dose-limiting toxicity was noted, and the highest preassigned dose was the maximum tolerated dose. Only one severe adverse event, viral meningitis (grade 3), in one patient was deemed to be probably related to the treatment. This adverse event was caused by unintended injection of the regimen into the lateral ventricle. The patient was adequately managed and recovered fully in the following days.

Immune studies suggested that CLD-101 initiates an immune response in patients with high-grade gliomas. Early immune responses showed an increase in inflammatory myeloid recruitment in high doses of CLD-101, followed by an increase in the number of circulating lymphocytes, especially CD8+ T cells, two weeks after surgery in dose 3. The CD8+ T cells in the tumor microenvironment (TME) were shown to be active and cytotoxic immune cells, owing to the increase in CD8+:CD4+ ratios, and the expression of the early activation marker CD69, which indicates recent activation and tissue infiltration. This inflammatory presentation conforms to the typified models of immune reactivity in humans and to other oncolytic adenovirus responses. These changes were not observed in the cohort that received the lowest dose of CLD-101, which might suggest that higher doses promote systemic immunity and might reflect better antitumoral immune responses. Moreover, the cytokine profile described in response to CLD-101 could help in following the immune-mediated response to therapy if confirmed in future, higher phase trials.

Limitations of the study include the fact that it is a single-arm, open-label study with no comparator group. Statistical evaluation of a Phase 1 trial has limitations in terms of patient expectations regarding activity. The observed survival benefit in comparison to historical controls could be due to early initiation of radiotherapy and temozolomide, more intensive care of the patients on trial, or institution-specific performance. One (8%) of 12 patients, with a right parietal-temporal tumor, received a temporal lobectomy, which is reported to improve survival outcomes. The validation of the survival outcomes and immune and histopathological findings, will require a phase 2/3 study with a larger cohort and a cell-labelling component. The clinical trial results were published in The Lancet Oncology on June 29, 2021.

CLD-101 (NeuroNova™) for Recurrent HGG.

Our partner City of Hope is conducting clinical studies on CLD-101 utilizing our NeuroNova™ Platform for the indication of recurring HGG using the same allogeneic neural stem cell bank and oncolytic adenovirus being used in our clinical trials for newly diagnosed HGG discussed above. City of Hope dosed the first patient in May 2023 in a Phase 1 clinical trial with CLD-101 for recurring HGG. This program is supported by a grant from CIRM awarded to the City of Hope.

CLD-201 (SuperNova™) for Advanced Solid Tumors (TNBC, Melanoma, and Head and Neck).

CLD-201 is composed of CAL1 vaccinia virus (AKA ACAM1000 or ACAM2000) loaded into the allogeneic AD-MSC cell line VP-001 and is our first internally developed product candidate utilizing our SuperNova™ Platform targeting multiple Advanced Solid Tumors (TNBC, Melanoma, and Head and Neck). Based on our pre-clinical studies, we believe CLD-201 has therapeutic potential for the treatment of multiple solid tumors such as, head and neck cancer, triple-negative breast cancer and melanoma. We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for CLD-201 during the second half of 2024.

In preclinical in vitro studies, we observed that the naked CAL1 virus was quickly inactivated in the presence of human serum, while CLD-201 retained the ability to kill tumor cells. In vivo studies demonstrated the ability of CLD-201 to induce direct tumor oncolysis and to modify the tumor microenvironment (TME), converting immunologically invisible or “cold” tumors into immunologically visible or “hot” tumors by reducing immunosuppressive populations such as Tregs (regulatory T cells) and simultaneously increasing tumor infiltration with CD4 and CD8 effector T cells, thus generating anti-tumor immunity in both the treated lesion and untreated distant tumors. Importantly, product candidate CLD-201 contains not only stem cells loaded with viral particles, but also immune modulatory cytokines produced by the stem cells as well as virally encoded proteins. Therefore, the TME may be modified immediately upon intra-tumoral injection to support viral amplification and oncolysis.

We anticipate our proposed Phase 1/2 trial will be an open label dose escalation safety, PK, and PD study of CLD-201 in adult patients with advanced metastatic solid tumors who have relapsed from or are refractory to standard therapy. In the Phase 1 dose escalation portion of the anticipated study, the toxicity and tolerability of CLD-201 will be determined. We also anticipate that the dose escalation portion of the Phase 1 trial will determine the recommended Phase 2 dose of CLD-201. The dose escalation cohorts are intended to be composed of patients with any of the selected three indications (metastatic/unresectable melanoma, TNBC and head & neck squamous cell head & neck carcinoma). In the Phase 1 dose expansion portion of this study, we anticipate 30 patients (metastatic/unresectable melanoma (N=10), TNBC (N =10) and squamous cell head & neck carcinoma (N=10) will be enrolled at the selected dose to assess clinical objective response rate (ORR)). In the Phase 2 portion of this study, we anticipate 50 patients with the best responding indication determined in the study will be treated with the CLD-201 dose identified in Phase 1 of this trial.

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

We own eight allogeneic AAA stem cell banks at different stages of development. A new manufacturing protocol developed internally offers the potential to generate millions (1015) of doses of stem cells. Strategic manufacturing campaigns have the potential to maximize the use of one single donor for multiple indications, clinical development programs and commercialization products. One of our selected cell banks, VP-001, used to develop CLD-201, is also under clinical development in partnership with PSC, for a Covid-19 therapeutic candidate known as COVI-MSC.

During 2024, we intend to pursue collaborations and out-license opportunities for continued development of our AAA cell bank, VP-001, and our other AAA cell banks for non-cancer indications.

CLD-400 (RTNova) for certain Lung Cancer and Metastatic Solid Tumors.

CLD-400 (RTNova) is our preclinical program involving enveloped oncolytic viruses, is in the discovery phase of development and builds upon our research of using cells to protect, potentiate and deliver virotherapies. Our CLD-400 program is derived from the research conducted in our prior pre-clinical CLD-202 program. The RTNova platform utilizes an engineered vaccinia virus enveloped by a cell membrane, that is potentially capable of targeting lung cancer and advanced metastatic disease due to its early remarkable ability to survive in the bloodstream. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body.

In preclinical models, RTNova has shown the early preclinical capability to target multiple distant and diverse tumors and transform their microenvironments leading to their elimination. In addition, the program has shown potential synergistic effects with other immunotherapies, including cell therapies, to attack and eliminate disseminated solid tumors.

Competition

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to our NeuroNova™, SuperNova™ and RTNova product candidates and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Inc., Merck & Co., Novartis, Pfizer and Genentech, Inc.

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with oncolytic viruses. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Inc., Replimune Group, Inc., Amgen Inc., ImmVira Co., Ltd., IconOVir Bio, Inc., Candel Therapeutics, Inc. and FerGene, Inc., among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies we compete against or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in concentration of even more resources among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and enrolling subjects for our clinical trials and in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, if required, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Manufacturing

The manufacturing process of viruses and allogeneic cell product candidates involves a series of complex and precise steps. A critical component of our success in this area will be through our research collaboration with our subsidiary, StemVac. The StemVac team has decades of deep experience in process and assay development and optimization of virus and cell-based and enveloped oncolytic virus manufacturing of advanced therapeutic biological products. The development services provided by StemVac are highly specialized to meet our needs in developing a cost- and time-effective program as compared to services provided by an outsourced entity. We are engaged in developing scalable processes for both upstream and downstream for oncolytic virus, stem cells and final products containing both oncolytic virus, cells and enveloped oncolytic viruses. We believe our processes will have the potential to facilitate the generation of off-the-shelf allogeneic products.

We have assembled a management team with extensive experience in developing and manufacturing biological, viral and gene therapies. We have strong in-house process development capabilities for oncolytic viruses cell banks and combinatory products and are currently leveraging external CMOs to implement our in-house developed processes to produce drug substance and drug product. We require that our CMOs produce drug substance and finished drug product in accordance with cGMPs and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not have long-term supply arrangements in place with our CMOs.

We currently do not own or operate any manufacturing facilities. For our CLD-101 product candidate, we procured the neural stem cell bank from City of Hope and are currently extending the cell bank in parallel at a commercial ready CMO. The master virus seed for NeuroNova oncolytic virus production (CRAd-S-pk7) was procured from Northwestern University and an extended master virus bank was manufactured at City of Hope. For our CLD-201 product candidate, the AAA cell bank, VP-001, was produced by VetStem Biopharma. The CALI1virus for CLD-201 was manufactured at Genscript ProBio in China. Pilot and/or initial GMP batches for both product candidates (CLD-101 and CLD-201) are anticipated to be produced by an early-stage CMO on an as-need basis. In parallel, we are working on partnering and scale-up strategies to transfer our production to commercial ready CMOs in order to secure sufficient supply of clinical material for Phase 2 and Phase 3 clinical trials and subsequent commercialization of our product candidates.

We continue to invest in our internal development capabilities to establish critical in-house manufacturing expertise to support our pipeline of product candidates. We expect to continue to invest in building proprietary processes that will enable us to be at a competitive advantage when manufacturing product candidates for our clinical programs. In the near term, we intend to continue to rely on third party CMOs while we evaluate whether to establish our own cGMP manufacturing facilities for the production of cGMP-grade material in order to secure our supply chain for clinical studies and commercialization.

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have limited sales, marketing or commercial product distribution capabilities and have no experience as a company commercializing products. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other major oncology markets and countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by (1) filing, in the U.S. and certain other regions/countries (including the EU), patent applications intended to cover our investigational products, and maintaining any issued patents in our major markets; (2) maintaining and advancing, and where possible expanding, existing patents and patent applications covering the composition-of-matter of our investigational products, their methods of use and related discoveries, their formulations and methods of manufacture, and related technologies, inventions and improvements that may be commercially important to our business; and (3) filing, in the U.S. and certain other regions/countries, new patent applications on novel therapeutic uses of our investigational products. We may also rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, and which is difficult to reverse engineer. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We may also seek to rely on regulatory protection afforded through Orphan Drug Designation.

We have significant ownership rights through our patent portfolio, including rights to issued patents in the United States, Japan, South Korea, and Canada for Smallpox Vaccine for Cancer Treatment as of May 25, 2021. We also have additional rights to issue patents in Europe, Australia, Canada, Singapore, Russia, and New Zealand; validated in Germany, Spain, France, Great Britain, and Italy for Combination Immunotherapy Approach for Treatment of Cancer.

We believe that our issued patents will cover our technology platform and product candidates until approximately 2038, and possibly beyond. Our strategy includes filing for patent protection on our intellectual property we consider important to our business in jurisdictions including the United States, Europe, and Japan and other jurisdictions we consider commercially relevant to protect our ability to market our product candidates.

Our patent portfolio consists of four main patent families to protect our current development programs and secure our next generation programs for the use of stem cell-mediated immunotherapy for the treatment of cancer. We have filed composition of matter patents and methods of treatment that we believe includes next generation armed oncolytic viruses based on the oncolytic vaccinia virus we use in our product candidates, our own adipose-derived mesenchymal stem cells (AD-MSCs), and other stem cell types. We have also filed patents on the method of enhancing oncolytic virus-based therapies by loading the virus in cells. In addition, we have developed a universal cell delivery system to protect, amplify, and potentiate current and next generation armed oncolytic vaccinia viruses currently in advancement worldwide.

Our first two foundational patents are being prosecuted worldwide and have received numerous international and US allowances. This first patent family, Combination Immunotherapy Approach for Treatment of Cancer, includes claims protecting the use of stem cells in combination with oncolytic viruses and other modern immunotherapies for the treatment of cancer and has potential patent coverage until at least 2036. We believe this treatment induces durable clinical immune responses targeting, attacking, and destroying cancer cells.

Claims encompass the combination of our investigational product therapy with immuno-checkpoint inhibitors have initially been allowed or validated in Russia (RU), Israel (IL), Europe (EP), Canada (CA), Singapore (SG), Australia (AU), Germany (DE), Spain (ES), France (FR), Great Britain (GB), and Italy (IT) and are pending in Brazil, Mexico and the U.S.

Our second family of patents, Smallpox Vaccine for Cancer Treatment, encompasses the use of adipose-derived stromal vascular fraction stem cells to deliver oncolytic viruses in autologous and allogeneic settings for the treatment of all cancer tumor types and has potential patent coverage until at least 2038. We believe this patent family encompasses the delivery of the treatment by any route of administration.

This second patent family includes the following patents:

●	Key claims encompass the use of adipose-derived stem cells to deliver vaccinia virus have been allowed in the United States (US), Japan (JP), South Korea (KR) and Canada (CA) and are pending in Eurasia, China, Europe, Mexico, Hong Kong and the U.S.

Our third patent family with patent applications pending, Cell-Based Vehicles for Potentiation of Viral Therapy, has potential patent coverage until at least 2039. This third patent family, has been filed in the US and in Australia, Canada, China, Eurasia, Europe, India, Japan, and S. Korea and encompasses novel genetic modifications and treatments of stem cells to improve evasion of allogeneic recognition and inhibition by neutralizing antibodies, describes a companion diagnostic assay to select patients who will respond better to systemic treatments of the oncolytic virus delivered by adipose-derived stem cells in allogeneic setting.

Our fourth patent pending family, Enhanced Systems for Cell-Mediated Oncolytic Viral Therapy, encompasses the use of an improved method to potentiate and deliver all naturally occurring and armed viruses using stem cells, named SuperNova™ and has potential patent coverage until at least 2039. SuperNova™ is composed of live cells, cell-derived factors, amplified viruses, as well as viral-encoded immunomodulators and recombinant proteins that act immediately upon administration. The pending patent applications also encompass the delivery of the treatment by any route of administration and protection of our single cryopreserved vial for use in hospital settings. This fourth patent family, which has been filed in the US, Australia, Canada, China, Eurasia, Europe, India, Japan, and S. Korea, also encompasses next generation engineered vaccinia viruses encoding additional therapeutic protein-based immunotherapies (checkpoint inhibitors, co-stimulators, cytokines, antiangiogenetic, BITEs, etc.).

In addition to our own patent portfolio described above, we have in-licensed a patent family from the University of Chicago, Alabama and City of Hope National Medical Center for the patents and patent applications encompassing Tropic Cell-Based Virotherapies for the Treatment of Cancer and has potential patent coverage until at least 2034. This family issued claims are directed to particular neural stem cell line that contains an oncolytic virus that contains a regulatory element and/or a capsid that specifically binds to a tumor cell, and to methods of killing tumor cells by contacting them with the neural stem cells that contain the virus. A pending application includes claims that, as filed, are not limited to the specific cell line.

Further, we and our subsidiaries own or have rights to trademarks, trade names and service marks that we use in connection with the operation of our business, including “Calidi,” Calidi Biotherapeutics,” “SuperNova, “NeuroNova,” “ SNV-1,” “ SNV,” “NNV,” “NNV1,” and “NNV2.”

License Agreements

Northwestern University

On June 7, 2021, we entered into a license agreement with Northwestern University (“Northwestern”) (the “Northwestern Agreement”) for the exclusive commercialization rights to the investigational new drug (“IND”) and data generated from Northwestern’s phase 1 clinical trial treating brain tumor patients with an engineered oncolytic adenovirus delivered by neural stem cells (“CLD-101”). Under the Northwestern Agreement, among other rights, Northwestern granted to us a worldwide, twelve-year exclusivity for the use of the clinical data in the commercial development of CLD-101 or other oncolytic viruses for therapeutic and preventive uses in oncology and a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed HGG. In exchange, we paid Northwestern an upfront payment of $400,000 cash and a commitment to fund up to $10 million towards a phase 2 clinical trial of CLD-101 or other oncolytic viruses. We also agreed to share a specified percentage of any sublicensing revenue we may generate in an amount between 18% and 23%.

The agreement has a term of 12 years unless further extended by mutual agreement. We have the right to terminate the agreement upon 90 days written notice for any reason. Northwestern has the right to terminate the agreement at any time if the Patent Rights License with the University of Chicago, City of Hope, or the University of Alabama at Birmingham is no longer in effect or if we have engaged in any criminal or unethical behavior or have untaken an action adverse to Northwestern. Either party has a right to terminate the agreement upon the breach of the other party that is not cured within 90 days after notice of the breach is provided. Northwestern has the right to immediately terminate the agreement in the event we file a petition in bankruptcy, make any general assignment for the benefit of creditors, or a receiver is appointed to take custody or control of our property.

On October 14, 2021, we entered into a worldwide, non-exclusive, sublicensable royalty free Material License Agreement to license the CLD-101 oncolytic virus materials which we intend to use to continue advancing our research, development and commercialization efforts. Northwestern retained the rights to the material not transferred and to non-exclusively license the materials for Non-Commercial Research and has agreed not to grant further commercial licenses during the term of the agreement. We paid Northwestern a one-time license fee of $100,000 in exchange for the transferred materials. The agreement has a term of 12 years. We have a right to terminate the agreement for any reason upon 90 days written notice. Either party has the right to terminate the agreement upon the material breach by the other party unless such breach is cured within a 90 day notice period. Northwestern may immediately terminate the agreement upon written notice if we file a petition, or a petition is filed against us, under any bankruptcy or insolvency law, if we make any general assignment for the benefit of creditors, or a receiver is appointed to take possession or control of our property.

University of Chicago

On July 22, 2021, we entered into an exclusive license agreement with the University of Chicago on behalf of City of Hope and University of Alabama (the “University of Chicago Agreement”) for patents covering cancer therapies using an oncolytic adenovirus in combination with a clinical grade allogeneic neural stem cell line for recurrent HGG. Pursuant to the University of Chicago Agreement, COH transferred its IND to us for the commercial development of a licensed product, as defined in the University of Chicago Agreement. This agreement grants to us commercial exclusivity, for the term as specified in the University of Chicago Agreement, in using neural stem cells with the adenovirus known as CRAd-S-pk7 for oncolytic virotherapy.

Under the University of Chicago Agreement, we paid an upfront fee of $180,000 in cash and issued 41,620 shares of our common stock. The University of Chicago Agreement also provides for us to pay a percentage of net sales generated for any product that falls within a valid claim of the licensed patents for specific periods of between 2% and 6%, and to pay up to $18.7 million if all of the following milestones are achieved during the clinical trials and post commercialization of the licensed product:

●	Commencement of a Phase 2 clinical trial with a Licensed Product;

●	Commencement of a Phase 3 clinical trial with a Licensed Product;

●	First Submission of an NDA, BLA for a Licensed Product;

●	First Commercial Sale of a Licensed Product; and

●	Cumulative Net Sales of all Licensed Products reach one billion dollars.

In addition to the foregoing, we have also agreed to pay a specified percentage of sublicense revenue we may generate in an amount between 18% and 23%.

The term of the University of Chicago Agreement will expire on the later of: (i) the expiration date of the last to expire of the Licensed Patents; and (ii) ten (10) years from the First Commercial Sale, unless earlier terminated pursuant to the terms of this Agreement. University of Chicago (“University”) has the right to terminate the agreement upon 21 days written notice for our failure to make any payment when due, with the right to cure the default by payment before the expiration of the notice period. University also has the right to immediately terminate the agreement if we fail to achieve development milestones within the time frame contemplated by the agreement. Furthermore, University has the right to terminate the agreement if we are in material breach of any other obligation under the agreement not specified above upon 30 days written notice unless we cure the breach within the notice period. In addition, if we file a petition under any bankruptcy or insolvency law, and such petition is not dismissed within 60 days of such filing, the agreement will automatically terminate at the end of such 60-day period unless University provides us with written notice that the agreement will not terminate. Upon our liquidation or dissolution, the agreement will automatically terminate and if we fail to begin commercial sales of a Licensed Product within 8 years, University may terminate the agreement anytime thereafter on written notice. We have the right to terminate the agreement for any reason upon written notice to university and the agreement will terminate at the end of the Calendar Quarter following the Calendar Quarter during which we provided our notice of termination.

Collaboration Agreement with Personalized Stem Cells, Inc.

On April 9, 2020, we entered into a collaboration and license agreement with Personalized Stem Cells, Inc. (the “PSC Agreement”). Under the terms of the PSC Agreement, we provided two tested SVF cell line banks for use in a Covid-19 Project for use in the generation of a Master Cell Bank (MCB) by Personalized Stem Cells, Inc. (PSC). Fifty percent (50%) ownership of the MCB would be retained by PSC for use in clinical trials for the treatment of Covid-19 and we are entitled to retain the other 50% ownership in the MCB to pursue our development of our product candidates. We are also entitled to full access and use of all clinical data from the Covid-19 Project for our use in developing our product candidates. The agreement is for an unspecified term, but can be terminated by either party upon the material breach of the other party if such breach is not cured within a 30 day written notice period, or immediately upon written notice if the breach is incapable of being cured. We contributed $100,000 in cost towards the manufacturing of the MCB by PSC.

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and licensure under the Public Health Service Act (PHS Act), and other federal, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, export and import, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Further, even if we obtain the required regulatory approvals for our products, pharmaceutical companies are subject to myriad federal, state, and foreign healthcare laws, rules, and regulations governing all aspects of our operations, including, but not limited to, our relationships with healthcare professionals, healthcare institutions, distributors of our products, and sales and marketing personnel; governmental and other third-party payor coverage and reimbursement of our products; and data privacy and security. Such laws, rules, and regulations are complex, continuously evolving, and, in many cases, have not been subject to extensive interpretation by applicable regulatory agencies or the courts. We are required to invest significant time and financial resources in policies, procedures, processes, and systems to ensure compliance with these laws, rules, and regulations, and our failure to do so may result in the imposition of substantial monetary or other penalties by federal or state regulatory agencies, give rise to reputational harm, or otherwise have a material adverse effect on our results of operations and financial condition.

U.S. biological products development process

The process required by the FDA before a biological product candidate may be licensed for marketing in the U.S. generally involves the following:

●	completion of nonclinical laboratory tests and animal studies performed in accordance with FDA’s good laboratory practices, or GLPs, requirements and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

●	approval of the protocol and related documentation by an IRB or ethics committee at each clinical trial site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials according to GCPs, requirements and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product candidate for its intended use;

●	preparation of and submission to the FDA of a BLA for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;

●	a determination by the FDA within 60 days of its receipt of a BLA to accept and file the application;

●	satisfactory completion of an FDA pre-license inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;

●	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

●	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the U.S.

Pre-clinical Studies and the IND Process

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of the product’s biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Prior to commencing an initial clinical trial in humans with a product candidate in the U.S., an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, the clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a full or partial clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial or part of the study can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. The FDA also may impose clinical holds on a sponsor’s IND at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational product, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA.

Clinical Trials

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under control of the trial sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Certain information about certain clinical trials must also be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the biological product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2. The biological product candidate is evaluated in a limited patient population with a specific disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3. The biological product candidate is administered to an expanded patient population to further evaluate dosage, clinical efficacy, potency, and safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for approval and product labeling.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to biological product development and reduce developmental costs and time.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may also be made a condition to approval of the BLA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHS Act, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Both the FDA and the EMA provide expedited pathways for the development of biological product candidates for treatment of rare diseases, particularly life threatening diseases with high unmet medical need. Such biological product candidates may be eligible to proceed to registration following a single clinical trial in a limited patient population, sometimes referred to as a Phase 1/2 trial, but which may be deemed a pivotal or registrational trial following review of the trial’s design and primary endpoints by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgement and these requirements may differ in the U.S. and the European Union.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

U.S. review and approval processes

Assuming successful the completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human clinical trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and purity. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, precautions or interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan product designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan product designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan product designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan product exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if a product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited development and review programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. To be eligible for fast-track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast-track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast-track product at any time during the clinical development of the product. One benefit of fast-track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast-track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Post-approval requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Manufacturers of products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Manufacturers must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detentions or refusal to permit the import or export of the product, restrictions on the marketing or manufacturing of the product, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

U.S. regulation of companion diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the U.S., the FD&C Act and its implementing regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

If use of companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee.

PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or a not-approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will issue an order denying approval of the PMA or issue a not approvable order. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines.

Government regulation outside of the United States

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical trials regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application (CTA) much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national competent authority, or NCA, and at least one independent ethics committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC or Clinical Trials Regulation (EU) No 536/2014) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the EU Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which will replace the Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. The new Regulation took effect January 31, 2022, with a transition period through January 31, 2023, after which all new CTAs must be submitted through the new central information system (CTIS).

European Union drug review and approval

In the European Economic Area, or EEA, medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EEA, we must submit a marketing authorization application, or MAA. A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

The application used to submit the BLA in the U.S. is similar to that required in the European Union, although there may be certain specific requirements, for example those set out in Regulation (EC) No 1394/2007 on Advanced Therapy Medicinal Products, covering gene therapy, somatic cell therapy and tissue-engineered medicinal products.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Data and market exclusivity

In the EEA, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on a MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan drug designation and exclusivity

Products receiving orphan designation in the EEA can receive ten years of market exclusivity, during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the European Union where an agreed Pediatric Investigation Plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the U.S. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five (5) in ten thousand (10,000) persons in the EEA when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication at any time if:

●	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

●	the marketing authorization holder of the authorized product consents to a second orphan medicinal product application; or

●	the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.

Pediatric development

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-approval controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

●	The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

●	All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

●	All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, or SmPC, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti- kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

●	The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

●	The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

●	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their respective business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

●	Analogous state and foreign laws and regulations, including, but not limited to, state anti-kickback and false claims laws, may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Employees and Human Capital Resources

As of December 31, 2023, we had 41 total employees in the U.S. and at our German wholly-owned subsidiary, StemVac GmbH. Of these employees, 27 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

The Business Combination and Related Transactions

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”) pursuant to the Agreement and Plan of Merger (as the same has been or may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) dated as of January 9, 2023 by and among FLAG, Calidi, First Light Acquisition Group, LLC, in the capacity as representative for the stockholders of FLAG (the “Sponsor” or the “Purchaser Representative”) and Allan Camaisa, in the capacity as representative of the stockholders of Calidi (“Seller Representative”). On August 28, 2023, FLAG held the Special Meeting, at which meeting the FLAG stockholders considered and adopted, among other matters, a proposal to approve the business combination. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi, with Calidi surviving such merger as a wholly-owned subsidiary of FLAG (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

As a result of the Business Combination, all outstanding stock of Calidi were cancelled in exchange for the right to receive newly issued shares of Common Stock of New Calidi, par value $0.0001 per share (“Common Stock”), and all outstanding options to purchase Calidi stock were exchanged for options exercisable for newly issued shares of New Calidi Common Stock.

The total consideration received by Calidi Security Holders at the Closing of the transactions by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250,000,000, plus an adjustment of $23,756,000 pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing (the “Merger Consideration”), with each Calidi Stockholder receiving for each share of Calidi Common Stock held (after giving effect to the exchange or conversion of all outstanding Calidi Preferred Stock for shares of Calidi Common Stock and treating all vested in-the-money Calidi Convertible Securities (including, on a net exercise basis, all outstanding Calidi warrants and vested qualified Calidi Options but excluding all vested non-qualified stock options) as if such securities had been exercised as of immediately prior to the Merger, but excluding all unvested Calidi Options and any treasury stock) a number of shares of Common Stock equal to a conversion ratio of approximately 0.42. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of newly issued Common Stock as Merger Consideration.

As an additional consideration, each Calidi Stockholder was entitled to earn, on a pro rata basis, up to 18,000,000 shares of non-voting common stock (the “Escalation Shares”). During the Escalation Period, Calidi Stockholders may be entitled to receive up to 18,000,000 Escalation Shares with incremental releases of 4,500,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $12.00, $14.00, $16.00 and $18.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares are in escrow and have been outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained the right to receive up to 85,849 additional Non-Redeeming Continuation Shares. Upon the consummation of the Business Combination, 2,687,351 FLAG public shares were redeemed for aggregate redemption payments of approximately $28.2 million from the Trust. The remaining approximate $15.0 million funds in the Trust were distributed as follows: i) $12.5 million to the Seller investors pursuant to the Forward Purchase Agreements and Non-Redemption Agreements discussed above, ii) $1.8 million to Calidi in connection with the Non-Redemption Agreements discussed above, and iii) $0.7 million in cash to Calidi available in the Trust from non-redeeming shareholders discussed below. The Escalation Shares and the Non-Redeeming Continuation Shares are determined to be equity classified.

Forward Purchase Agreements

On August 28 and August 30, 2023, FLAG and Calidi entered into Forward Purchase Agreements as a derivative security with each of the Sellers for an OTC Equity Prepaid Forward Transaction. This derivative security purchased from the Sellers is based on the value of our common stock to be settled in cash in three years subject to reset price features and earlier termination as set forth in the Forward Purchase Agreement. For purposes of the Forward Purchase Agreement, FLAG is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Calidi is referred to as the “Counterparty” after the consummation of the Business Combination.

FLAG and the Sellers entered into the Forward Purchase Agreements, and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreements each as defined below, in conjunction with and as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi in order to provide financing to the combined company. FLAG and Calidi entered into the Forward Purchase Agreements, as derivative securities, with the Sellers as a condition to the Sellers’ participation in Calidi’s Series B Financing and to potentially receive a settlement amount of $10 per share provided that the Company’s trading price remained above or equal to the Initial Reset Price. In addition, entering into these agreements provided the combined company with cash (through the Non-Redemption Agreements) in order to meet a cash closing condition to complete the Business Combination. The Forward Purchase Agreements, Non-Redemption Agreements and PIPE Subscription Agreement collectively provided approximately $2.6 million, and the Series B financing in Calidi provided approximately $24.5 million, to the combined company. As discussed above, the Forward Purchase Agreements and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreement were entered into as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi and were not entered into to provide a source of liquidity to the combined company. Further, as discussed below, because of certain reset price features of the Forward Purchase Agreement, and a Settlement Amount Adjustment of $2.00 per share, based on our current trading price, it is unlikely that the combined company will receive any funds as a result of the eventual settlement of the Forward Purchase Agreements. Calidi is subject to the following risks associated with the Forward Purchase Agreement: (i) a reduced settlement amount if it conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is below $10, and (ii) no settlement amount if Calidi conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is at or below $2.00 per share. Calidi, however, benefited from the Series B investment. Calidi will also benefit if at the time of settlement, the price of its common stock is above $10 per share. The Sellers benefit if at the time of settlement the price of common stock is above $10, but are subject to risk if Calidi’s stock price decreases and there is no Dilutive Offering or the reset price is at $10. Sellers will also benefit from the Settlement Amount Adjustment of $2.00 per share which has the effect of reducing the Settlement Amount due to the Counterparty.

Pursuant to the terms of the Forward Purchase Agreement, the Sellers purchased up to an aggregate of up to 1,000,000 shares, par value $0.0001 per share, of FLAG Class A Common Stock concurrent with the Business Combination closing pursuant to Seller’s respective FPA Funding Amount PIPE Subscription Agreement (as defined below), less, the number of FLAG Class A Common Stock purchased by Sellers separately from third parties who had previously elected to redeem their shares through a broker in the open market and subsequently reversed the redemption election (“Recycled Shares”). Sellers were not required to purchase an amount of FLAG Class A Common Stock in the event that following such purchase, each Seller’s ownership would exceed 9.9% of the total FLAG Class A Common Stock outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The number of shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

The Forward Purchase Agreements provide that Sellers will be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to the product of (i) the Number of Shares as set forth in each Pricing Date Notice and (ii) the redemption price per share as defined in Section 9.2(a) of FLAG’s Amended and Restated Certificate of Incorporation, as amended (the “Initial Price”) less (iii) an amount equal to 0.50% of the product of (i) the Recycled Shares multiplied by (ii) the Initial Price paid by Seller to Counterparty on the Prepayment Date (which amount shall be netted from the Prepayment Amount) (the “Prepayment Shortfall”).

The Counterparty paid to Sellers the Prepayment Amounts directly from FLAG’s Trust Account representing the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private placement warrants (the “Trust Account), except that to the extent the Prepayment Amount payable to a Seller is to be paid from the purchase of Additional Shares by such Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. On the Business Combination Closing Date, Sellers were paid an aggregate of $12,479,252 from the Trust Account pursuant to the Forward Purchase Agreements and Non-Redemption Agreements.

Following the Business Combination Closing, the reset price (the “Reset Price”) will initially be $10.00; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Counterparty sells, issues or grants any FLAG Class A Common Stock or securities convertible or exchangeable into FLAG Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date.

On September 12, 2023, the date of the Business Combination Closing, a net 659,480 shares of common stock were issued to the Sellers under the Forward Purchase Agreements with the possibility of an additional 246,792 shares to be issued in the future at the election of the Sellers. Except for the possible issuance of 246,792 shares at the election of the Sellers for no additional consideration, no further shares are anticipated to be issued under the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the value of 1,000,000 shares times the Forward Purchase Agreement reset price of $10.00 per share which is subject to adjustment in the event we conduct an offering or the seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of shares times $2.00.

On the cash settlement date, in the event a Valuation Date (as defined below) is determined by the Seller, a cash settlement amount equal to (1) the number of shares as of the Valuation Date, multiplied by (2) the closing price of the shares immediately preceding the Valuation Date. In the event that Valuation Date is determine other than by the Seller, a cash settlement amount equal to the number of shares as of the Valuation Date less the number of unregistered shares, multiplied by the volume weighted daily VWAP price over the valuation period shall be paid to the Counter Party. The foregoing cash settlement amount is subject to adjustment by the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the maximum number of shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the cash settlement amount. If the Settlement Amount Adjustment exceeds the cash settlement amount, the Counterparty will pay the Seller in FLAG Class A Common Stock or in cash.

From time to time and on any date following the Trade Date (any such date, an “OET Date”), Seller may terminate its Forward Purchase Agreement by providing notice to the Counterparty (the “OET Notice”) which OET Notice shall specify the quantity by which the number of shares shall be reduced (such quantity, the “Terminated Shares”); provided that “Terminated Shares” includes only such quantity of shares by which the number of shares is to be reduced and included in an OET Notice and does not include any other share sales, shortfall sale shares or sales of shares that are designated as shortfall sales (which designation can be made only up to the amount of shortfall sale proceeds), any share consideration sales or any other shares, whether or not sold, which shares will not be included in any OET Notice when calculating the number of Terminated Shares. The effect of an OET Notice shall be to reduce the number of shares by the number of Terminated Shares specified in such OET Notice. As of each OET Date, the Counterparty shall be entitled to an amount from the Seller equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date, except that no such amount will be due to Counterparty upon any Shortfall Sale.

From time to time and on any date following the Trade Date (any such date, a “Shortfall Sale Date”) Seller may sell Shortfall Sale Shares. Seller shall not have any Early Termination Obligation in connection with any Shortfall Sale Shares.

Unless and until the proceeds from Shortfall Sales Shares equal 100% of the Prepayment Shortfall, in the event that the product of (x) the difference between (i) the number of shares as specified in the pricing date notice, less (ii) any Shortfall Sale Shares as of such measurement time, multiplied by (y) the VWAP Price, is less than (z) the difference between (i) the Prepayment Shortfall, less (ii) the proceeds from Shortfall Sales, then the Counterparty, at its option shall within five (5) business days either:

(A) Pay in cash an amount equal to the Shortfall Variance; or

(B) Issue and deliver to Seller such number of additional shares that are equal to (1) the Shortfall Variance, divided by (2) 90% of the VWAP Price (the “Shortfall Variance Shares”).

The Valuation Date will be the earliest to occur of (a) 36 months after of the closing date, (b) the date specified by a Seller in a written notice to be delivered to the Counterparty at a Seller’s discretion after the occurrence of any of (v) a Shortfall Variance Registration Failure, (w) a VWAP Trigger Event (x) a Delisting Event, (y) a Registration Failure or (z) unless otherwise specified therein, upon any Additional Termination Event and (c) the date specified by Seller in a written notice to be delivered to Counterparty at Seller’s sole discretion (which Valuation Date shall not be earlier than the day such notice is effective) (the “Valuation Date”).

Seller has agreed to waive any redemption rights under FLAG’s Amended and Restated Certificate of Incorporation, as amended, with respect to any FLAG Class A Common Stock purchased through the FPA Funding Amount PIPE Subscription Agreement and any Recycled Shares in connection with the Business Combination, that would require redemption by FLAG of the Class A Common Stock. Such waiver may reduce the number of FLAG Class A Common Stock redeemed in connection with the Business Combination, and such reduction could alter the perception of the potential strength of the Business Combination.

After the Business Combination, in the event Seller sells its Calidi’s common stock (FLAG Class A Common Stock) above the Reset Price, Counterparty will receive the Reset Price from Seller and Seller will keep the excess of the sales price above the Reset Price. In the event Seller sells Calidi’s common stock below the Reset Price, Seller will pay Calidi the price of the sale of the Calidi common stock less $2.00 per share which will be kept by Seller. In the event Seller sells Calidi common stock for $2.00 or less per shares, there will be no proceeds to Calidi and the Forward Purchase Agreement will be terminated.

Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $10 per share reset price, such financing at our current trading price will reduce the Forward Purchase Agreement initial $10 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $2.00 per share, it is unlikely that Sellers will pay, and that we will receive any funds in connection with the settlement of the Forward Purchase.

FPA Funding Amount PIPE Subscription Agreement

On August 28, 2023, and August 30, 2023, FLAG entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with the Seller. Pursuant to the FPA Funding PIPE Subscription Agreement, the FPA Funding PIPE Subscriber agreed to subscribe for and purchase, and FLAG agreed to issue and sell to the FPA Funding PIPE Subscriber, on the Business Combination Closing date, an aggregate number of shares of FLAG Class A Common Stock equal to the Maximum Number of Shares, less the Recycled Shares in connection with the Forward Purchase Agreement.

Non-Redemption Agreement

On August 28, 2023, and August 30, 2023, FLAG entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Seller, pursuant to which Seller agreed to reverse the redemption of FLAG Class A Common Stock.

Standby Equity Purchase Agreement

On December 10, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of our shares of Common Stock at our request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, the Company will have the right to increase the commitment amount under the SEPA by an additional $25,000,000. Each sale under the SEPA may be for a number of shares of Common Stock equal to the lower of (i) an amount equal to 100% of the average of the Daily Traded Amount (as defined pursuant to the SEPA) during the five consecutive Trading Days immediately preceding an Advance Notice or (ii) 5,000,000 shares. The shares of Common Stock would be purchased at 97.0% of the Market Price (as defined pursuant to the SEPA).

We may not issue or sell any shares of Common Stock to Yorkville under the SEPA which, when aggregated with all other shares of Common Stock beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 promulgated thereunder), would result in Yorkville and its affiliates beneficially owning more than 4.99% of the outstanding shares of Common Stock (the “Beneficial Ownership Limitation”). In addition, the issuance of shares under the SEPA would be subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s outstanding Common Stock as of December 10, 2023 (referred to as the “Exchange Cap”) unless such issuance of Common Stock in excess of the Exchange Cap complies with rules of the NYSE American.

As consideration for Yorkville’s commitment to purchase the Common Stock, upon execution of the SEPA, the Company is obligated to pay a structuring fee of $25,000 to an affiliate of Yorkville and issue $250,000 shares of Common Stock to Yorkville (the “Commitment Fee Shares”) which Commitment Fee Shares will be determined by dividing $250,000 by the lowest daily VWAP of the Common Stock during the 10 Trading Days immediately prior to December 10, 2023.

Yorkville’s obligation to purchase the Common Stock is subject to a number of conditions, including that a registration statement will be filed with the SEC registering the Commitment Fee Shares and the Common Stock to be issued pursuant to an Advance under the Securities Act and that such SEPA registration statement is declared effective by the SEC.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included herein, before making an investment decision in our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline. You also should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. The risk factors below do not address all the risks relating to securities, business and operations, and financial condition.

Risks Related to Our Business, Financial Position and Capital Requirements

We are an immuno-oncology company with a limited operating history and have not generated any revenue to date from product sales.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. We have incurred net losses since our inception, and we had an accumulated deficit of approximately $99.6 million as of December 31, 2023. For the years ended December 31, 2023 and December 31, 2022, we reported net losses of approximately $29.2 million and $25.4 million, respectively. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to significantly increase in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. Because of the Business Combination, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain, and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

● the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

● our ability to successfully enroll and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

● our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;

● the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic;

● the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

● the cost of manufacturing our product candidates, which may vary depending on the quantity of production, and the success of achieving commercial scale manufacturing operations in our new facility or at third-party manufacturers;

● our ability to attract, hire and retain qualified personnel;

● expenditures that we will or may incur to develop additional product candidates;

● the level of demand for our product candidates should they receive approval, which may vary significantly;

● the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates; and

● future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We have no products approved for commercial sale and have not generated any revenue from product sales.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of products in the near future, if any. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

● successfully complete our ongoing and planned preclinical studies and clinical trials for our allogeneic stem cell delivery of on oncolytic virus programs;

● timely file and receive acceptance of our Investigational New Drug applications, or INDs, in order to commence our planned clinical trials or future clinical trials;

● successfully enroll subjects in, and complete, clinical trials for our oncolytic viral allogeneic stem cell programs;

● implement measures to help minimize the risk of COVID-19 to our employees as well as patients enrolled in our trials;

● timely file Biologics License Applications (“BLAs”) and receive regulatory approvals for our product candidates from the FDA and other regulatory authorities;

● initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

● establish commercial manufacturing capabilities through third-party manufacturers for clinical supply and commercial manufacturing of our product candidates;

● obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;

● launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

● maintain a continued acceptable safety profile of the product candidates following approval;

● obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

● position our products to effectively compete with other therapies;

● obtain and maintain favorable coverage and adequate reimbursement by third-party payors for our product candidates;

● enforce and defend intellectual property rights and claims with respect to our product candidates; and

● hire additional staff, including clinical, scientific and management personnel.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Our engineered allogeneic stem cell and enveloped vaccina virus product candidates represent a novel approach to cancer treatment that creates significant challenges.

We are developing a pipeline of allogeneic stem cell product candidates engineered from healthy donor adipose-derived mesenchymal stem cells and enveloped vaccina virus to potentiate and deliver oncolytic viruses to the tumor site and are intended for use in any patient with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

● manipulating and manufacturing our product candidates to required specifications and in a timely manner to support our clinical trials, and, if approved, commercialization;

● sourcing clinical and, if approved, commercial supplies of adipose and neuronal stem- and other cell types used to manufacture our product candidates;

● understanding and addressing intra-donor variability in the quality and type of donor-derived stem cells, which could ultimately negatively affect our ability to produce a product reliably and consistently, if at all;

● understanding and addressing the sourcing of stem cells for our product candidates;

● educating medical personnel regarding the potential side effect profile of our product candidates, if approved, such as the potential for serious adverse events;

● using medicines to manage adverse side effects or the potential for serious adverse events of our product candidates which may not adequately control such side effects or serious adverse events, and/or may have a detrimental impact on the efficacy of treatment;

● conditioning patients with chemotherapy and possibly checkpoint inhibitors in advance of administering our product candidates, which may increase the risk of adverse side effects or serious adverse events;

● obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with the development and regulation of allogeneic stem cell and enveloped vaccina virus therapies for cancer; and

● establishing sales and marketing capabilities upon obtaining regulatory approval, if any, in order to gain market acceptance of a novel therapy.

Adverse publicity regarding stem cell-based immunotherapy could have a material adverse impact on our business.

Although we are not utilizing embryonic stem cells, we utilize neural stem cells that have been derived from fetal tissue. Adverse publicity due to ethical and social controversies surrounding the use of such cells or any adverse reported side effects from any stem cell, dendritic or other cell therapy clinical trial or due to the failure of such trials to demonstrate that these therapies are efficacious could materially and adversely affect our ability to raise capital or recruit managerial or scientific personnel or obtain research grants. In addition, in August of 2017, when we were formerly known as StemImmune, Inc., we experienced adverse publicity when the FDA incorrectly identified us as a Stem Cell Clinic, associated with Stem Cell Clinics that the FDA subsequently sued in federal court for alleged violations of the Federal Food, Drug and Cosmetics Act. While we were never named in the FDA’s litigation, our business was temporarily disrupted and our management was forced to spend time correcting the misinformation and rebuilding our reputation with the FDA and state regulatory authorities. Because the use of human stem cells may be controversial to some segments of society, we may experience adverse publicity again, which may disrupt our business and distract our executive management from executing on our business plan.

We need to raise substantial additional funding. If we are unable to raise capital when needed, or if at all, we would be forced to delay, reduce or eliminate some or all of our product development programs or cease operations altogether.

The development of biopharmaceutical products is capital intensive. We are currently advancing our product candidates through pre-clinical testing and clinical development across a number of potential indications. We have in-licensed our lead product candidate CLD-101 for newly diagnosed high grade glioma (“HGG”) that has completed a Phase 1 clinical trial sponsored by Northwestern University. We intend to initiate a Phase 1b or Phase 2 clinical trial under our in-licensed IND for CLD-101 for patients with newly diagnosed HGG. Our second program using our SuperNova™ technology has completed a limited physician investigator-sponsored pre-IND open-label, nonrandomized dose-escalation study prospectively reviewed by the International Cell Surgical Society Institutional Review Board. This study involved a TK-positive oncolytic vaccinia virus delivered by autologous adipose stromal vascular fraction stem cells and was completed in 2018. Since the completion of the study, the FDA has asserted that in-human studies involving autologous adipose stromal vascular fraction stem cells are regulated under the Federal Food, Drug, and Cosmetics Act and require an IND from the FDA in order to conduct clinical trials. We intend to apply for an IND from the FDA and initiate a Phase 1 clinical trial for our product candidate CLD-201 that utilizes allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) line VP-001 loaded with tumor selective “CAL1” oncolytic vaccinia virus strain. Our third program involves significant preclinical research involving enveloping vaccinia virus within a cellular membrane. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our pre-clinical studies and initiate our planned clinical trials or initiate future trials on other product candidates and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approvals or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

● the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for the development of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, and CLD-400 or our other potential product candidates;

● the timing of, and the costs involved in, obtaining marketing approvals for CLD-101 in newly diagnosed HGG, CLD-101 for recurrent HGG as well as for CLD-201 and CLD-400 in our initial target indications and our other potential product candidates that we may develop;

● if approved, the costs of commercialization activities for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG or CLD-201 for any approved indications or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

● the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;

● the scope, prioritization and number of our research and development programs;

● the costs, timing and outcome of regulatory review of our product candidates;

● our ability to establish and maintain additional collaborations on favorable terms, if at all;

● the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we may enter into;

● the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

● the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

● the extent to which we acquire or in-license other product candidates and technologies;

● the costs of securing manufacturing arrangements for commercial production;

● the emergence of competing oncolytic viral immunotherapies as well as immuno-oncology therapies in general and other adverse market developments;

● the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and

● the ongoing impact of the COVID-19 pandemic, which may exacerbate the magnitude of the factors discussed above.

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing, including a potential private investment in public equity, if any, may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or all of our research or development programs or the commercialization of any product candidate or be unable to expand or continue our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We may incur significant cash payment obligations under our in-licensing agreements with Northwestern University and City of Hope.

We have entered into certain agreements with Northwestern and City of Hope, in which we are committed to pay up to $10 million in clinical trial costs for CLD-101 for newly diagnosed HGG and CLD-101 for recurrent HGG. Furthermore, we have agreed to pay contingent consideration of up to $18.7 million if certain development milestones related to CLD-101 for newly diagnosed HGG and CLD-101 for recurrent HGG are achieved.

To meet these various cash payment obligations, we may need to sell additional shares of our common stock or other securities or issue debt to raise the required cash, or we may have to divert cash on hand that we would otherwise use for other business and operational purposes, which could cause us to delay or reduce activities in the development and commercialization of our programs and which may have a material adverse effect on our business, operating results and prospects.

Risks Related to Product Development

Our business is highly dependent on the success of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, and CLD-400. If we are unable to obtain approval for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 and/or CLD-400 and effectively commercialize any of these product candidates for the treatment of patients in its approved indications, our business would be significantly harmed.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced product candidate, CLD-101 for newly diagnosed HGG. CLD-101 for newly diagnosed HGG is in the early stages of development and has only been administered to a limited number of patients in a Phase 1 physician-sponsored clinical trial. The results to date may not predict outcomes for our planned trial or any future studies of CLD-101 for newly diagnosed HGG or any other allogeneic neural stem cell product candidate. Because CLD-101 for newly diagnosed HGG is the first allogeneic product to be evaluated in the clinic, its failure, or the failure of other allogeneic neural stem cell therapies, may significantly influence physicians’ and regulators’ opinions regarding the viability of our entire pipeline of allogeneic neural stem cell therapies. We are also dependent on Northwestern University to conduct an additional non-pivotal CLD-101 for newly diagnosed HGG Phase 1 trial in a timely and appropriate manner so that we can sponsor the pivotal Phase 2 trial for CLD-101 for newly diagnosed HGG. If Northwestern University does not conduct the trial on the timeline we expect, or otherwise fails to support the trial, our leadership position in the allogeneic neural stem cell industry and ability to progress additional product candidates may be significantly harmed.

Our product candidates, including CLD-101 for newly diagnosed HGG, CLD-201 and CLD-101 for recurrent HGG, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, a substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because CLD-101 for newly diagnosed HGG is our most advanced product candidate and our other product candidates are based on similar technology, if CLD-101 for newly diagnosed HGG encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues, or other problems, our development plans and business would be significantly harmed.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, including CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 or CLD-400 or any other product candidates we develop, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we are currently planning for either a physician-sponsored Phase 1b or a company-sponsored Phase 2 clinical trial for CLD-101 for newly diagnosed HGG and are in early stages of clinical development for CLD-101 for recurrent HGG, CLD-201, or CLD-400 it is likely, as is the case with many oncology therapies, that there may be side effects associated with their use.

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Interim, top line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to regulatory audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, or after only a part of the full follow-up period but before completion of the trial. Similarly, we may report top line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Preliminary, top line and interim data from our clinical trials may change as more patient data or analyses become available. Preliminary, top line or interim data from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. These data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from more complete results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Results of earlier studies and trials of our product candidates may not be predictive of future trial results.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. As we commence new clinical trials and continue our ongoing clinical trials, issues may arise that could suspend or terminate such clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our oncology mouse studies and animal studies, may not be predictive of the results of outcomes in human clinical trials. For example, our oncology product candidates that are in preclinical development may demonstrate different chemical and biological properties in patients than they do in laboratory animal studies or may interact with human biological systems in unforeseen or harmful ways.

Additionally, some of past, ongoing and planned clinical trials utilize and “open-label” study design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Our product candidates are based on a novel approach to the treatment of cancer using allogeneic neural stem cell, allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) loaded with an oncolytic virus, and vaccinia virus enveloped in a cellular membrane which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval, if at all.

We have concentrated all of our research and development efforts on our CLD-101 for newly diagnosed HGG, CLD-201, and CLD-400 product candidates, and our future success depends on the successful development of these therapeutic approaches. In particular, CLD-101 for newly diagnosed HGG utilizes NSC-CRAd-S-pk7, an engineered oncolytic adenovirus delivered by neural stem cells to activate the innate and adaptive immune system. To our knowledge, there are no FDA-approved products for the treatment of cancer that utilize the adenovirus.

We expect the novel nature of our product candidates using allogeneic neural stem cells and allogeneic adipose-derived mesenchymal stem cells (“AD-MSC”) to create significant challenges in obtaining regulatory approval. Few viral immunotherapies have been approved globally or by the FDA to date. While the first viral immunotherapy, talimogene laherparepvec (Imlygic, Amgen), has received FDA approval, regulatory agencies have reviewed relatively few viral immunotherapy product candidates such as CLD-101 for newly diagnosed HGG and CLD-201. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, our product candidates are live, gene-modified viruses for which the FDA, and other regulatory authorities and other public health authorities, such as the Centers of Disease Control and Prevention and hospitals involved in clinical studies, have established heightened safety and contagion rules and procedures, which could establish additional hurdles for the development, manufacture or use of our vectors. These hurdles may lead to delays in the conduct of clinical trials or in obtaining regulatory approvals for further development, manufacturing or commercialization of our product candidates. We may also experience delays in transferring our process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials utilizing both neural stem cells and adipose-derived mesenchymal stem cells (“AD-MSC”) and vaccinia virus enveloped in a cellular membrane to deliver oncolytic viruses differs from the design and conduct of previously conducted clinical trials in this area. As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval.

We may develop our product candidates in combination with other therapies, which exposes us to additional risks related to other agents or active pharmaceutical or biological ingredients used in combination with our product candidates.

In the future, we may develop our product candidates to be used with one or more currently approved other therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

If the FDA or other regulatory authorities revoke their approval of these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval.

We may also evaluate our future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or other regulatory authorities. We will not be able to market any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delays in their clinical trials and lack of FDA approval.

Negative developments in the field of immuno-oncology and, in particular, oncolytic viral immunotherapy, could damage public perception of any of our product candidates and negatively affect our business.

The commercial success of adenovirus we use in our CLD-101 for newly diagnosed HGG and CLD-101 for recurrent HGG product candidates or ACAM2000, a thymidine kinase (TK)-positive strain of vaccinia virus (used as the current smallpox vaccine in the United States) we anticipate using in our CLD-201 product candidate, and the vaccinia virus we intend to utilize in CLD-400 will depend in part on public acceptance of the use of immuno-oncology, and, in particular, oncolytic viral immunotherapy. Adverse events in clinical trials of CLD-101 for newly diagnosed HGG, CLD-201 or any other adenovirus or any other ACAM2000-based or vaccinia virus based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus-, vaccinia virus or ACAM2000-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of oncolytic immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

Our product candidates consist of modified viruses. Adverse developments in clinical trials of other immunotherapy products based on viruses, like oncolytic viruses, may result in a disproportionately negative effect for our technologies as compared to other products in the field of infectious disease and immuno-oncology that are not based on viruses. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates, and ultimately delay or prevent regulatory approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of CLD-101 for newly diagnosed HGG and CLD-101 for recurrent HGG, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients may be significantly delayed by the COVID-19 pandemic and we are unable to predict the full extent and scope of such delays at this point.

In addition to the potentially small target populations for our planned clinical trials, particularly in brain cancer, the eligibility criteria will further limit the pool of available trial participants as we will require that patients have specific characteristics, such as a certain severity or stage of disease progression, to include them in a trial. Additionally, the process of finding eligible patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials because of the perceived risks and benefits of the product candidate under evaluation, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

The enrollment of patients further depends on many factors, including:

● the proximity of patients to clinical trial sites;

● patient referral practices of physicians;

● the design of the clinical trial, including the number of site visits and invasive assessments required;

● our ability to recruit clinical trial investigators with the appropriate competencies and experience;

● our ability to obtain and maintain patient consents;

● reporting of the preliminary results of any of our clinical trials;

● the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and

● factors we may not be able to control, such as the COVID-19 pandemic that may limit patient participation, hiring of principal investigators or staff or clinical site availability.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because certain of our product candidates represent a departure from more commonly used methods for cancer treatment and because certain of our product candidates have not been tested in humans before, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in any future clinical trial of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented.

Even if we receive marketing approval for our current or future product candidates, our current or future product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our current or future product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our current or future product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our current or future product candidates, if approved, will depend on a number of factors, including, among others:

● the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;

● limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;

● the prevalence and severity of adverse events associated with our product candidates or those products with which they may be co-administered in immuno-oncology and, in particular, oncolytic viral immunotherapies;

● the clinical indications for which our current or future product candidates are approved;

● availability of alternative treatments already approved or expected to be commercially launched in the near future;

● the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;

● the willingness of the target patient populations to try new therapies or treatment methods and of physicians to prescribe these therapies or methods in immuno-oncology and, in particular, oncolytic viral immunotherapies;

● the need to dose such product candidates in combination with other therapeutic agents, and related costs;

● the strength of marketing and distribution support and timing of market introduction of competitive products;

● publicity concerning our products or competing products and treatments;

● pricing and cost effectiveness;

● the effectiveness of our sales and marketing strategies;

● our ability to increase awareness of our current or future product candidates;

● our ability to obtain sufficient third-party coverage or reimbursement;

● the ability or willingness of patients to pay out-of-pocket in the absence of third-party coverage; and

● potential product liability claims.

If our current or future product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from our current or future product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our current or future product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community, patient organizations and third-party payors about the benefits of our current or future product candidates may require significant resources and may never be successful.

We face substantial competition, which may result in others discovering, developing or commercializing product candidates before or more successfully than we do.

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 and CLD-400 and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer, including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer and Roche/Genentech.

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with adenovirus and other oncolytic viruses. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Replimune, Amgen, Immavir, Fergene and IconOVir, among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies we compete against or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in concentration of even more resources among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and enrolling subjects for our clinical trials and in acquiring technologies complementary to, or necessary for, our programs.

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, or are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, and if required, the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Risks Related to Government Regulation and Commercialization of Our Product Candidates

The regulatory approval processes of the FDA and other regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates as expected, and our ability to generate revenue may be materially impaired.

The time required to obtain approval by the FDA and other regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, including to comply with the protocols of any applicable Special Protocol Assessment (“SPA”) we receive from the FDA; conduct additional preclinical studies or clinical trials that may require regulatory or independent institutional review board, or IRB, approval; or otherwise cause delays in obtaining approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. It is possible that CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

Undesirable side effects caused by CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 or any future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG and CLD-201. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

If CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for some or all of our future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Sponsors of product candidates that have been designated as Breakthrough Therapies are eligible to receive more intensive FDA guidance on developing an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates developed and considered for approval that have not received Breakthrough Designation and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

Accelerated approval by the FDA, even if granted for certain of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence by the sponsor. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

Even if our development efforts are successful, we may not obtain regulatory approval of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates in the United States or other jurisdictions, which would prevent us from commercializing CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates. Even if we obtain regulatory approval for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates.

We are not permitted to market or promote or sell CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates before we receive regulatory approval from the FDA or other regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and other regulatory authorities for any of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates are approved, they may:

● be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

● not be approved with label statements necessary or desirable for successful commercialization; or

● contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a Risk Evaluation and Mitigation Strategy, or REMS, to monitor the safety or efficacy of the products.

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or a similar marketing application to other regulatory authorities, for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or another regulatory authority. Such changes could be further delayed due to development of commercial scale manufacturing operations in our new facility or at third-party manufacturers. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates and jeopardize our ability to commence product sales and generate revenue.

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, in particular due to the COVID-19 pandemic and related travel restrictions. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Even if CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval.

The FDA and other regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or other regulatory authorities become aware of new safety information after approval of any of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with any products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

● restrictions on manufacturing, distribution, or marketing of such products;

● restrictions on the labeling, including required additional warnings, such as boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;

● manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;

● modifications to promotional pieces;

● issuance of corrective information;

● requirements to conduct post-marketing studies or other clinical trials;

● clinical holds or termination of clinical trials;

● requirements to establish or modify a REMS or similar strategy;

● changes to the way the product is administered to patients;

● liability for harm caused to patients or subjects;

● reputational harm;

● the product becoming less competitive;

● warning or untitled letters;

● suspension of marketing or withdrawal of the products from the market;

● regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

● refusal to approve pending applications or supplements to approved applications that we submit;

● recalls of products;

● fines, restitution or disgorgement of profits or revenues;

● suspension or withdrawal of marketing approvals;

● refusal to permit the import or export of our products;

● product seizure or detention;

● FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

● injunctions or the imposition of civil, criminal or administrative penalties, including imprisonment.

Any of these events could prevent us from achieving or maintaining market acceptance of any particular product or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its marketing and sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

Further, the FDA’s policies or those of other regulatory authorities may change and could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Regulatory approval by the FDA or other regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. When the FDA or other regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

Physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

If we are found to have impermissibly promoted any of CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 and future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. In the United States, engaging in the impermissible promotion of any products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If, after CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, CLD-400 or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authority may not permit us to proceed.

The FDA or other regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 and CLD-400. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to the impact of the COVID-19 pandemic on suppliers, study sites or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by other regulatory authorities.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The size of the potential market for our product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for our product candidates may be smaller than our estimates.

Our current and future target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of the indications that may be addressable by our product candidates, which is derived from a variety of sources, including scientific literature and surveys of clinics. Our projections may prove to be incorrect and the number of potential patients may turn out to be lower than expected. The total addressable market opportunity for our product candidates will ultimately depend upon a number of factors including the diagnosis and treatment criteria included in the final label, if approved for sale in specified indications, acceptance by the medical community, patient access, the success of competing therapies and product pricing and reimbursement. Further, the market opportunity for viral immunotherapies is hard to estimate given that it is an emerging field with few globally or FDA-approved therapies, none of which have yet to enjoy broad market acceptance. Even if we obtain significant market share for our product candidates, because the potential target populations could be small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Healthcare reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. More recently, however, on January 28, 2021, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to healthcare and to consider actions that will protect and strengthen that access.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions were suspended from May 1, 2020 through June 30, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the federal level, budget proposals may contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. Additionally, the prior presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On March 10, 2020, the prior administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Additionally, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, the CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the current administration will work to reverse these measures or pursue similar policy initiatives. Any new laws or regulations that result in additional reductions in Medicare and other healthcare funding could have a material adverse effect on customers for our products, if approved, and, accordingly, on our results of operations.

Additionally, on October 1, 2020, the FDA issued a final rule allowing for the importation of certain prescription drugs from Canada. FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the final rule and guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is highly possible that additional governmental action is taken to address the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

● the demand for our current or future product candidates, if we obtain regulatory approval;

● our ability to set a price that we believe is fair for our products;

● our ability to obtain coverage and reimbursement approval for a product;

● our ability to generate revenue and achieve or maintain profitability;

● the level of taxes that we are required to pay; and

● the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

If, in the future, we are unable to establish sales and marketing and patient support capabilities or enter into agreements with third parties to sell and market our current or future product candidates, we may not be successful in commercializing our current or future product candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales or marketing infrastructure and have limited experience in the sales, marketing, patient support or distribution of products. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, patient support, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our current or future product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing and patient support capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

our own include:

● our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

● the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to use any future products;

● the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

● unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing, patient support and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any current or future product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our current or future product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our current or future product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our current or future product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

If any product candidate for which we receive regulatory approval does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from its sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, and others in the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates by third-party payors, including private insurance providers and government payors. The degree of market acceptance of any approved product would depend on a number of factors, including:

● the efficacy, safety and tolerability as demonstrated in clinical trials;

● the timing of market introduction of such product candidate as well as competitive products;

● the clinical indications for which the product is approved;

● acceptance by physicians, major operators of cancer or neurology clinics and patients of the product as a safe, tolerable and effective treatment;

● the potential and perceived advantages of the product candidate over alternative treatments;

● the safety and tolerability of the product candidate in a broader patient group;

● the cost of treatment in relation to alternative treatments;

● the availability of adequate reimbursement by third party payors and government authorities;

● changes in regulatory requirements by government authorities for the product candidate;

● relative convenience and ease of administration;

● the prevalence and severity of side effects and adverse events;

● the effectiveness of our sales and marketing efforts; and

● favorable or unfavorable publicity relating to the product or relating to the Company.

Our ability to successfully launch and secure market acceptance of our pipeline candidates, CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, and CLD-400 (if approved), may be impacted by the evolving COVID-19 pandemic, although we are currently unable to predict or quantify any such potential impact with any degree of certainty. If the spread of COVID-19 and the social distancing measures taken by various governments continue, any commercial launch we may undertake may be hindered by various factors, including challenges in hiring the employees necessary to support commercialization; delays in demand due to impacts on the healthcare system and overall economy; delays in coverage decisions from Medicare and third-party payors; restrictions on our personal interactions with physicians, hospitals, payors, and other customers; interruptions or delays in our commercial supply chain; and increases in the number of uninsured or underinsured patients.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become profitable, which would have a material adverse effect on our business.

If we fail to develop additional product candidates, our commercial opportunity could be limited.

We expect initially to develop our lead product candidates, CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 and CLD-400. A key part of our strategy, however, is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial funding and will be subject to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we obtain approval from the FDA or other regulatory authorities to market additional product candidates for the treatment of solid tumors, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates our commercial opportunity may be limited and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, if we begin commercializing our current or future product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

● the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, this rule will have on our business;

● the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the False Claims Act for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

● the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

● the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

● HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

● analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

We may face potential liability if we obtain identifiable patient health information from clinical trials sponsored by us.

Most healthcare providers, including certain research institutions from which we may obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, in the future, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who may enroll in patient assistance programs if we choose to implement such programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

The EU General Data Protection Regulation, or GDPR, also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the European Union, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

In addition, California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, 2020, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators on July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. On August 14, 2020, implementing regulations were finalized and became effective as of that date. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. We continue to monitor the impact the CCPA may have on our business activities.

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we or our collaborators may obtain health information, as well as the providers who may share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party contract research organizations, or CROs, or other contractors or consultants fail to comply with applicable federal, state/provincial or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

Additionally, we are subject to other state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Risks Related to Employee Matters, Managing Growth and General Business Operations

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to complete our ongoing clinical trials and initiate and complete other preclinical studies, planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

The extent to which COVID-19 impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19, and the actions to contain the COVID-19 pandemic or address its impact in the short and long term. Additionally, the conduct of our clinical trials, preclinical studies and manufacturing activities is dependent upon the availability of clinical trial sites, CROs, contract development and manufacturing organization, or CDMOs, researchers and investigators, regulatory agency personnel and logistics providers, all of which may be adversely affected by the COVID-19 pandemic.

Any negative impact that the COVID-19 pandemic has on enrolling or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause delays with respect to product development activities, which could materially and adversely affect our ability to obtain marketing approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

We cannot provide assurance that some factors from the COVID-19 pandemic will not further delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

We and the third-party manufacturers, CROs and academic collaborators that we engage have faced in the past and may face in the future disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacture of our product candidates, laboratory supplies for our preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the COVID-19 pandemic. Three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Additionally, the response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our employees work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

The COVID-19 pandemic continues to rapidly evolve, and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the COVID-19 pandemic, travel restrictions and actions to contain the COVID-19 pandemic, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development, manufacturing and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biotechnology and biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Our internal computer systems, or those of our third-party CROs that we may use in the future, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs that we may use in the future, information technology suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyberattacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of our product candidates could be delayed.

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic or other catastrophic event.

We depend on our employees and consultants, CDMOs and CROs that we may use in the future, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, pandemics, hurricanes, fire, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CDMOs or CROs, regulatory agencies or other parties with which we are engaged could have a significant negative impact on our operations and financial performance.

Recent statements and proposed action by the United States House of Representatives has been critical of the Chinese biopharmaceutical industry and may raise scrutiny as to the use of our contract manufacturer in China.

Recently, the U. S. House of Representatives has been become critical of the Chinese biopharmaceutical industry with a focus on their alleged ties to the Chinese Communist Party and handling of Americans’ data. Proposed action by the House of Representatives includes legislation that could restrict the ability of U.S. biopharmaceutical companies to collaborate with certain Chinese entities without losing the ability to contract with the U.S. government. We currently use Genscript ProBio in China to manufacture the “CAL1” oncolytic vaccinia virus strain. Although Genscript ProBio has not been identified as a “biotechnology company of concern” as set forth in the proposed legislation, in the event that Genscript ProBio is defined as such, or their activities are otherwise scrutinized by the U.S. government, this determination could adversely affect our ability to contract manufacture the CAL1 oncolytic vaccinia virus strain to be use with our allogeneic adipose-derived mesenchymal stem cells.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our recurring losses from operations since inception and requirement for additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. These conditions could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed, or at all, to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. Our ability to continue as a going concern is contingent upon, among other factors, the sale of our securities. There is no assurance that sufficient financing will be available when needed, or at all, to allow us to continue as a going concern.

If we are unable to secure additional capital, we may be required to curtail our clinical and research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our proposed business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an Emerging Growth Company (“EGC”) under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an EGC until the last day of our fiscal year following the fifth anniversary of the consummation of FLAG’s IPO on September 14, 2021. Our assessment of internal controls and procedures may not detect material weaknesses in our internal control over financial reporting. Undetected material weaknesses in our internal control over financial reporting could lead to financial restatements and require us to incur the expense of remediation, which could have a negative effect on the trading price of our stock.

For the year ended December 31, 2022 and quarter ended June 30, 2023, FLAG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in FLAG’s internal control over financial reporting. FLAG identified a material weakness in internal controls over financial reporting related to the fact that it had not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. In addition, during the quarter ended June 30, 2023, FLAG identified material weaknesses in internal controls due to the fact that it had not yet designed and maintained effective internal controls related to the evaluation and recording of troubled debt restructuring within the financial statements and recording of accrued expenses.

As a privately held company, Calidi was not required to have, and did not have, a well defined disclosure and financial controls and procedures or systems of internal controls over financial reporting that are generally required of publicly held companies. For the year ended December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. However, no assurance can be given that our existing internal controls over financial reporting will meet the requirements under the Exchange Act.

Risks Related to Legal and Compliance Matters

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and have to limit the commercialization of any approved products and/or our product candidates.

The use of our product candidates in clinical trials, and the sale of any product for which we obtain regulatory approval, exposes us to the risk of product liability claims. We face inherent risk of product liability related to the testing of our product candidates in human clinical trials, including liability relating to the actions and negligence of our investigators, and will face an even greater risk if we commercially sell any product candidates that we may develop. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Product liability claims might be brought against us by consumers, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:

● loss of revenue from decreased demand for our products and/or product candidates;

● impairment of our business reputation or financial stability;

● costs of related litigation;

● substantial monetary awards to patients or other claimants;

● diversion of management attention;

● withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs;

● the inability to commercialize our product candidates;

● significant negative media attention;

● decreases in our stock price;

● initiation of investigations and enforcement actions by regulators; and

● product recalls, withdrawals or labeling, marketing or promotional restrictions, including withdrawal of marketing approval.

We believe we have sufficient insurance coverage in place for our business operations. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Failure to obtain and retain sufficient product liability insurance at an acceptable cost could prevent or inhibit the commercialization of products we develop. On occasion, large judgments have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash, and materially harm our business, financial condition, results of operations, stock price and prospects.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as import and export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, results of operations, stock price and prospects.

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We also may participate in collaborations and relationships with third parties whose actions, if non-compliant, could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States, including applicable import and export control regulations, economic sanctions on countries and persons, anti-money laundering laws, customs requirements and currency exchange regulations, collectively referred to as the trade control laws.

We can provide no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws or other legal requirements, including trade control laws. If we are not in compliance with applicable anti-corruption laws or trade control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, stock price and prospects. Likewise, any investigation of any potential violations of these anti-corruption laws or trade control laws by United States or other authorities could also have an adverse impact on our reputation, our business, financial condition, results of operations, stock price and prospects.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We are subject to many federal and state healthcare laws, including those described in “Business — Government Regulation” such as the federal Anti-Kickback Statute, the federal civil and criminal False Claims Acts, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the Veterans Health Care Act of 1992, or VHCA HIPAA, the FCPA, the ACA and similar state laws. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the European Union, the data privacy laws are generally stricter than those which apply in the United States and include specific requirements for the collection of personal data of European Union persons or the transfer of personal data outside of the European Union to the United States to ensure that European Union standards of data privacy will be applied to such data.

If we or our operations, including our arrangements with physicians and other healthcare providers, some of whom receive share options or other financial interest in the business as compensation for services provided, are found to be in violation of any federal or state healthcare law, or any other governmental laws or regulations that apply to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it or they may be subject to criminal, civil or administrative sanctions, including but not limited to, exclusions from participation in government healthcare programs, which could also materially affect our business.

Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal, state and foreign privacy, data protection, security, reimbursement, and fraud laws may prove costly. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the Cares Act, or the CAA. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

If the government or third-party payors fail to provide adequate coverage, reimbursement and payment rates for our product candidates, or if health maintenance organizations or long-term care facilities choose to use therapies that are less expensive or considered a better value, our revenue and prospects for profitability will be limited.

In both domestic and foreign markets, sales of our products will depend in part upon the availability of coverage and reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new therapeutic products when more established or lower cost therapeutic alternatives are already available or subsequently become available, even if our products are alone in a class. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved therapeutics. Marketing approvals, pricing, and reimbursement for new therapeutic products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a therapeutic before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to commercialize our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Regulatory authorities and third-party payors, such as private health insurers, and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Several third-party payors are requiring that companies provide them with predetermined discounts from list prices, are using preferred drug lists to leverage greater discounts in competitive classes, are disregarding therapeutic differentiators within classes, are challenging the prices charged for therapeutics, and are negotiating price concessions based on performance goals.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, financial condition, results of operations, stock price and prospects.

Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. If payors subject our product candidates to maximum payment amounts, or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high copayments, beneficiaries may seek alternative therapies.

We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any products to the satisfaction of hospitals, other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, federal programs impose penalties on manufacturers of therapeutics in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. A few states have also passed or are considering legislation intended to prevent significant price increases. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved therapeutics, and coverage may be more limited than the indications for which the product is approved by the FDA or other regulatory authorities. Such delays have made it increasingly common for manufacturers to provide newly approved drugs to patients experiencing coverage delays or disruption at no cost for a limited period in order to ensure that patients are able to access the drug. Moreover, eligibility for reimbursement does not imply that any therapeutic will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new therapeutics, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost products or may be incorporated into existing payments for other services.

In addition, third-party payors are increasingly requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, benchmarking against other therapies, seeking performance-based discounts, and challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Our employees, independent contractors, consultants, commercial partners, principal investigators or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, contract manufacturing organizations or CROs could include intentional, reckless, negligent, or unintentional failures to comply with FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant fines or other sanctions.

Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment and disposal of hazardous materials and wastes and the cleanup of contaminated sites. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We would incur substantial costs as a result of violations of or liabilities under environmental requirements in connection with our operations or property, including fines, penalties and other sanctions, investigation and cleanup costs and third-party claims. Although we generally contract with third parties for the disposal of hazardous materials and wastes from our operations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Risks Related to Our Reliance on Third Parties

We depend on banks insured by the Federal Deposit Insurance Corporation (FDIC) to safeguard our cash deposits critical to our operations, including to fund our payroll to our employees, and should our depository bank be put into receivership by the FDIC we could experience delays in accessing our cash deposits or lose our cash deposits that may exceed the FDIC insured amounts of $250,000.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our ability to pay our employees and to fund our anticipated clinical trials depends on the safety and soundness of the banks that hold our cash deposits. If our depository bank experiences losses or a rapid loss of deposits, it may be put into receivership by the FDIC and its applicable banking regulatory authority. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were also put into receivership. As of March 10, 2023, we maintained our payroll account with Silicon Valley Bank, as well as our general operating account and a restricted cash balance account that served as security for our office lease. We did not experience any material delay in accessing our cash deposits with Silicon Valley Bank and have moved or are in the process of moving our operating and payroll accounts to another bank. However, if our new bank or other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced the Bank Term Funding Program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, the loss of uninsured deposits, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our anticipated suppliers or future collaboration partners, which in turn, could have a material adverse effect on our future business operations and results of operations and financial condition. For example, a collaboration partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a future supplier or future collaboration partner could be adversely affected by any of the liquidity or other risks that are described above or by the loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier or collaboration partner bankruptcy or insolvency, or the failure of any collaboration partner to make payments when due, or any breach or default by a supplier or collaboration partner, or the loss of any significant supplier or collaboration partner relationships, could result in material losses to us and may have a material adverse impact on our business.

For certain product candidates, we depend, or will depend, on development and commercialization collaborators to develop and conduct clinical trials with, obtain regulatory approvals for, and if approved, market and sell product candidates. If such collaborators fail to perform as expected, the potential for us to generate future revenue from such product candidates would be significantly reduced and our business would be harmed.

For certain product candidates, we depend, or will depend, on our development and commercial collaborators to develop, conduct clinical trials of, and, if approved, commercialize product candidates. We have entered into collaborations with Northwestern University and the City of Hope for a Phase 2 clinical trial in newly diagnosed HGG patients. We cannot provide assurance that our collaborators will be successful in or that they will devote sufficient resources to these collaborations. If our current or future collaboration and commercialization partners do not perform in the manner we expect or fail to fulfill their responsibilities in a timely manner, or at all, if our agreements with them terminate or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to their and our product candidates and products could be delayed or terminated and it could become necessary for us to assume the responsibility at our own expense for the clinical development of such product candidates. Moreover, our ability to generate revenues from these collaborations and product candidates will depend on such collaborators’ abilities to perform in the manner we expect or fulfill their responsibilities in a timely manner, and delays by collaborators, or caused by other collaboration contract obligations, may result in a delay of our ability to disclose data.

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

● collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

● collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

● collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

● collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

● collaborators could fail to make timely regulatory submissions for a product candidate;

● we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our shareholders about the status of such product candidates;

● collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

● the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

● product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

● a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate; and

● collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If conflicts arise with our development and commercialization collaborators or licensors, they may act in their own self-interest, which may be adverse to the interests of our company.

We may in the future experience disagreements with our development and commercialization collaborators or licensors. Conflicts may arise in our collaboration and license arrangements with third parties due to one or more of the following:

● disputes with respect to milestone, royalty and other payments that are believed due under the applicable agreements;

● disagreements with respect to the ownership of intellectual property rights or scope of licenses;

● disagreements with respect to the scope of any reporting obligations;

● disagreements with respect to contract interpretation or the preferred course of development;

● unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities; and

● disputes with respect to a collaborator’s or our development or commercialization efforts with respect to our products and product candidates.

Conflicts with our development and commercialization collaborators or licensors could materially adversely affect our business, financial condition or results of operations and future growth prospects.

We rely on third parties, including independent clinical investigators and CROs to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, academic partners, medical institutions, regulatory affairs consultants and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to engage with regulatory authorities and monitor and manage data for our ongoing preclinical and clinical programs. While we have, or will have, agreements governing the activities of such third parties, we will control only certain aspects of their activities and have limited influence over their actual performance.

Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

We remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and other regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we fail to exercise adequate oversight over any of our academic partners or CROs or if we or any of our academic partners or CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

In addition, with respect to investigator-sponsored trials that may be conducted, we do not control the design or conduct of these trials, and it is possible that the FDA or EMA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including the ability to obtain a license to obtain access to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we do not have control over the timing and reporting of the data from investigator-sponsored trials, nor do we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

If the manufacturers upon which we may rely fail to produce our product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to biopharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.

We may rely on third-party contract manufacturers to manufacture our clinical trial product supplies and for commercial scale manufacturing. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards, including delays caused by the COVID-19 pandemic, may delay our development or commercialization.

We may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates or programs. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing and filling our viral product for us and willing to do so. If our existing third-party manufacturers, or the third parties that we engage in the future, should cease to work with us, we likely would experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of our product candidates or the therapeutic substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. Further, even if we do establish such collaborations or arrangements, our third-party manufacturers may breach, terminate, or not renew these agreements.

Any problems or delays we experience in preparing for commercial scale manufacturing of a product candidate or component may result in a delay in product development timelines and FDA or other regulatory authority approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost and quality, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and may materially harm our business, financial condition, results of operations, stock price and prospects.

The manufacture of biopharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our contract manufacturers may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

Contract manufacturers of our product candidates may be unable to comply with our specifications, applicable cGMP requirements or other FDA, state or foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business. Any delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.

While we are ultimately responsible for the manufacturing of our product candidates and therapeutic substances, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. If the FDA or another regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply.

A failure to comply with the applicable regulatory requirements, including periodic regulatory inspections, may result in regulatory enforcement actions against our manufacturers or us (including fines and civil and criminal penalties, including imprisonment) suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the product candidate, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, corporate integrity agreements, consent decrees, withdrawal of product approval, environmental or safety incidents and other liabilities. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Any failure or refusal to supply our product candidates or components for our product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we may rely on third parties to manufacture our product candidates, and because we collaborate with various organizations and academic institutions on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets.

Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Risks Related to Intellectual Property

Our rights to develop and commercialize certain of our product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of some of our technology and product candidates. For example, we rely on licenses from Northwestern University and City of Hope to certain development, commercialization, regulatory and patent rights. These license agreements impose, and we expect that any future license agreement will impose, specified diligence, milestone payment, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. For more information on the terms of these license agreements, see “Business —Intellectual Property.”

Furthermore, our licensors have, or may in the future have, the right to terminate a license if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements. If our license agreements are terminated, we may lose our rights to develop and commercialize certain of our product candidates and technology, lose patent protection, experience significant delays in the development and commercialization of certain of our product candidates and technology, and incur liability for damages. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, our competitors or other third parties could have the freedom to seek regulatory approval of, and to market, products and technologies identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates and technology. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with any product candidates we may develop and our technology. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

● the scope of rights granted under the license agreement and other interpretation-related issues;

● our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;

● the extent to which our technology, product candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;

● the sublicensing of patent and other intellectual property rights under our license agreements;

● our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;

● the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and

● the priority of invention of patented technology.

In addition, our license agreements are, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our diligence, development, regulatory, commercialization, financial or other obligations under the relevant agreement. In addition, if disputes over intellectual property that we have licensed or any other dispute related to our license agreements prevent or impair our ability to maintain our current license agreements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and technology. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

License agreements we may enter into in the future may be non-exclusive. Accordingly, third parties may also obtain non-exclusive licenses from such licensors with respect to the intellectual property licensed to us under such license agreements. Accordingly, these license agreements may not provide us with exclusive rights to use such licensed patent and other intellectual property rights, or may not provide us with exclusive rights to use such patent and other intellectual property rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and any product candidates we may develop in the future.

Moreover, some of our in-licensed patent and other intellectual property rights may in the future be subject to third-party interests such as co-ownership. If we are unable to obtain an exclusive license to such third-party co-owners’ interest, in such patent and other intellectual property rights, such third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.

Additionally, we may not have complete control over the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. It is possible that our licensors’ filing, prosecution and maintenance of the licensed patents and patent applications, enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, and accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to file, prosecute, maintain, enforce and defend such patents and patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our technology and any product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products.

Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications.

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our business will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications and patents we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

We cannot be certain that we were the first to file any patent application related to our technology and directed to our product candidates, and, if we were not, we may be precluded from obtaining patent protection for our technology, including our product candidates.

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and patents, and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. Similarly, for United States applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.

We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that may issue that cover our products.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

● others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;

● we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

● we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;

● others may independently develop similar or alternative technologies or duplicate any of our technologies;

● it is possible that our pending patent applications will not result in issued patents;

● it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;

● it is possible that others may circumvent our owned or in-licensed patents;

● it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;

● the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;

● the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

● our owned, co-owned, or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

● the inventors of our owned, co-owned, or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

● the co-owners of certain of our patent applications may become involved with, or license or assign the co-owned applications to competitors, or become hostile to us or the patents or patent applications on which they are named as co-owners;

● it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;

● we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

● we may not develop additional proprietary technologies for which we can obtain patent protection;

● it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or

● the patents of others may have an adverse effect on our business.

We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.

In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

● the scope of rights granted under the license agreement and other interpretation-related issues;

● the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

● the sublicensing of patent and other rights under our collaborative development relationships;

● our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

● the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

● the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our clinical development strategy includes our techniques for obtaining, processing and preserving neuronal-derived stem cells and adipose-derived mesenchymal stem cells that are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our clinical development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

● infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

● substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

● a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;

● if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and

● redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

Our collaborators may assert ownership or commercial rights to inventions they develop from research we support or that we develop from our use of the tissue samples or other biological materials, which they provide to us, or otherwise arising from the collaboration.

We collaborate with institutions, universities, medical centers, physicians and researchers in scientific matters and expect to continue to enter into additional collaboration agreements. In certain cases, we do not have written agreements with these collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with tissue samples and biological materials that we use to conduct our research activities and develop our product candidates. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

Third parties may assert that we are employing their proprietary technology without authorization.

There may be third-party patents of which we are currently unaware with claims to compositions of matter, materials, formulations, methods of manufacture or methods for treatment that encompass the composition, use or manufacture of our product candidates. There may be currently pending patent applications of which we are currently unaware which may later result in issued patents that our product candidates or their use or manufacture may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

If any third-party patent were held by a court of competent jurisdiction to cover our product candidates, intermediates used in the manufacture of our product candidates or our materials generally, aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information, misappropriated trade secrets, or are in breach of non-competition or non-solicitation agreements with our competitors.

As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may also be subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing our compounds and pre-existing biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference or derivation proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference or derivation proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In certain circumstances, even inadvertent noncompliance events may permanently and irrevocably jeopardize patent rights. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Any issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensors initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes in patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of, and may require a compulsory license to, patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Ownership of Our Common Stock

We have insufficient cash to continue our operations for the next 12 months and our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

As of December 31, 2023, we had approximately $1.9 million in cash, accumulated deficit of approximately $99.6 million and working capital deficit of approximately $5.9 million. We believe that our existing cash and cash equivalents as of December 31, 2023, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from December 31, 2023. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

The price of our stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained, and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.

Although our common stock is listed on the NYSE American, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market for our shares may not be sustained in the future. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration, which could have a material adverse effect on our business, financial condition, and results of operations. Further, the trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business.

If one or more of the analysts covering us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. In addition, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Sales and issuances of our common stock or other securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

If we sell additional shares of common stock, convertible securities or other equity securities, existing shareholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. Pursuant to our obligations under certain registration rights agreements, we have registered on a registration statement filed with the SEC 20,393,816 shares of common stock, 1,912,154 warrants to purchase our common stock, and 1,912,154 shares of common stock issuable upon exercise of the private placement warrants. Until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate.

The Sponsor, Metric, anchor investors and other investors purchased or received as an inducement to facilitate the Business Combination the Sponsor Shares that were acquired by the Sponsor, Metric or anchor investors at $0.004 per share price which is significantly below the current market price of a share of our common stock and such holder could sell their shares and generate a significant profit while causing the trading price of our common stock to decline significantly.

Because the Sponsor, Metric, anchor investors and other investors purchased or received their founders shares at a $0.004 per share, significantly below the current market price of a share of our common stock, such holder could sell their shares and generate a significant profit while causing the trading price of our common stock to decline significantly. Those purchasers of our common stock who acquired their shares at a price greater than our common stock’s current trading price, may not experience a similar profit or rate of return realized by a holder of the founder shares due to the difference in such purchaser’s purchase price and the current trading price for our common stock.

The sale and resale of all shares of common stock registered on a Form S-1 represents approximately 65.7% of our outstanding shares and such resale could result in a significant decline in the public trading price of our common stock.

We have registered for resale up to 23,301,960 shares of common stock on Form S-1 originally filed with the SEC on October 6, 2023, and declared effective on January 19, 2024, which represent approximately 65.7% of our outstanding common stock. Sales of a substantial number of our common stock in the public market could depress the market price of our common stock. We cannot predict the effect that future sales of our common stock would have on the public trading price of our common stock.

Mr. Camaisa, an officer and director, and Mr. Leftwich, a director, and their respective affiliates own a significant percentage of our common stock and have significant influence over our management.

Mr. Camaisa an officer and director, and Mr. Leftwich, a director, and their respective affiliates collectively own approximately 32.0% our issued and outstanding common stock, excluding the Escalation Shares held in escrow. This concentration of voting power may make it less likely that any other holder of our common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other shareholders may desire. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

Because the Trading Price of our Common Stock has decreased, it is unlikely that we will receive any Settlement Amount Under the Forward Purchase Agreements.

In conjunction with and as an inducement to accredited investors to invest in a concurrent Series B Financing by Calidi, FLAG and certain accredited investors (“Sellers”) entered into an OTC Equity Prepaid Forward Transaction (“Forward Purchase Agreements”). This derivative security purchased from the Sellers is based on the value of our common stock to be settled in cash in three years subject to reset price features and earlier termination as set forth in the Forward Purchase Agreement. The Forward Purchase Agreements and related agreements cover up to an aggregate 1,000,000 shares of our common stock at an initial reset price of $10.00 per share. FLAG and Calidi entered into the Forward Purchase Agreements with the Sellers as a condition precedent to the Sellers’ participation in Calidi’s Series B Financing. On September 12, 2023, the date of and as part of the Business Combination Closing, Sellers received a net 659,480 shares of common stock pursuant to the Forward Purchase Agreements and may receive an additional 246,792 shares upon the election of the Sellers. Except for the possible issuance of 246,792 shares at the election of the Sellers for no additional consideration, no further shares will be issued under nor be subject to the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the product of 1,000,000 shares times the reset price of $10.00 per share which is subject to adjustment in the event we conduct an offering or Seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of subject shares times $2.00. Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $10 per share reset price, such financing at our current trading price will have the effect of reducing the Forward Purchase Agreement initial $10 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $2.00 per share, it is unlikely Sellers will pay and that we will receive any funds in connection with the settlement of the Forward Purchase Agreements.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

In our business operations, we use information technology, enterprise applications, communications tools, cloud network solutions, and related systems to manage our operations, including to manage our building systems, vendor relationships, accounting and recordkeeping, and communications, among other aspects of our business.

We have developed and implemented a cybersecurity risk management program intended to protect our confidential and proprietary data, and information technology and systems, from cybersecurity threats, including unauthorized access or attack. We leverage the SOC 2 TYPE II Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to the business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our processes for assessing, identifying, and managing risks from cybersecurity threats, including operational risks, financial reporting risks, reputational risks, personal data theft, fraud, and other potential risks, are integrated into our overall enterprise risk management process, and share common methodologies, reporting channels, and governance processes that apply across the enterprise risk management process to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	a multidisciplinary team comprised of personnel from information technology (“IT”), internal audit, accounting, and legal, as well as third-party cybersecurity experts principally responsible for directing (i) our cybersecurity risk assessment processes, (ii) our security processes, and (iii) our response to cybersecurity incidents, and a third-party security operations center.

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment.

●	internal and third-party security tools to monitor our systems, identify cybersecurity risks, and test our IT environment.

●	the use of third-party cybersecurity experts, where appropriate, to assess, test or otherwise assist with aspects of our security processes.

●	a cybersecurity incident response plan and business continuity plan.

●	cybersecurity training for employees and key business partners with access to our systems.

●	a third-party cybersecurity risk management process for service providers and vendors who access our systems.

●	requiring employees, as well as third parties who have access to our systems, to treat confidential and private information and data with care, including performing controls relating to such data; and

●	cybersecurity risk insurance.

We also seek to engage reputable service providers that maintain cybersecurity programs or controls.

We have not identified risks from known cybersecurity threats within the prior fiscal year, including as a result of any prior cybersecurity incident, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Please refer to “Item 1A, Risk Factors” in this report for additional information about certain ongoing risks related to our information technology that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Cybersecurity is an important part of our overall risk management processes and an area of focus for our Board of Directors and management.

The Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of material risks arising from cybersecurity threats. The Audit Committee regularly receives updates from management and third-party cybersecurity experts about major cybersecurity risks, their potential impact on our business operations, and management’s processes to identify, monitor, and mitigate such risks, including, as relevant, the results of assessments or audits of our processes. The Audit Committee periodically provides updates on these matters to the Board of Directors.

Our enterprise risk team consists of cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. The CISO is primarily responsible for leading our cybersecurity risk assessment and management processes. Our Chief Business Officer, Stephen Thesing, currently serves as our CISO. Prior to Calidi his work experience was in the arena of Healthcare Information Technology, Software and Services, and his early career was in Enterprise Systems, Data Storage, and the secure management and restoration of data in high-availability installations for mission-critical clients, including Blue Cross-Blue Shield organizations and the US Government. Mr. Thesing received a Bachelor of Science in Business, Information Systems, and Marketing from California Polytechnic University, San Luis Obispo. He is supported by external IT and internal audit personnel who regularly review and assess cybersecurity initiatives, including our incident response plan, as well as cybersecurity compliance, training, and risk management efforts.

ITEM 2 - PROPERTIES

Our corporate headquarters is located at 4475 Executive Drive, Suite 200, San Diego, California, 92121 where we lease approximately 6,221 square feet of lab space and 8,977 square feet of office space, under a lease that expires in March 2027. Our main telephone number is (858) 794-9600. For the year ended December 31, 2023, our base rent was approximately $0.1 million per month plus a management fee equal to 3.0% of base rent. Base monthly rent will increase annually by 3.0%.

StemVac GmbH, our wholly-owned subsidiary based in Bernried, Germany, operates in approximately 4,047 square feet of office space and laboratory space under a lease that expires in March 2027. For the year ended December 31, 2023, our rent was approximately €4,000 per month.

Total rent expense was approximately $1.6 million and $0.9 million for the year ended December 31, 2023 and 2022, respectively.

We believe that our leased property is in good condition and suitable for the conduct of our business.

ITEM 3 - LEGAL PROCEEDINGS

Legal proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. Other than the matters discussed below, we are not currently party to any other material legal proceedings.

Physician Agreement Matter

On July 19, 2016, Calidi entered into a partnership agreement with certain physicians whereby the physicians would provide certain services to Calidi. In connection with the partnership agreement, Calidi granted the physicians stock options as consideration for those services pursuant to Calidi’s equity incentive plan. The partnership agreement was deemed terminated on March 21, 2018. Under the terms of the stock option agreements and the equity incentive plan, the physicians had three months from the termination date to exercise their vested stock options before those options would automatically expire and cancel unexercised, while all unvested stock options are forfeited immediately on the termination date. The physicians did not elect to exercise any of their vested options thereby resulting in full cancellation of those options in accordance with the equity incentive plan.

On March 14, 2022, the physicians filed a lawsuit (entitled Lander v. Calidi Biotherapeutics, Inc., filed in the Superior Court of the State of California in and for the County of San Diego (Case No. 37-2022-00009690-CU-BC-CTL) against Calidi in San Diego Superior Court, seeking, among other claims, declaratory relief and claiming that the stock options granted to them pursuant to the partnership agreement, have not expired and remain exercisable by the physicians. The physicians are claiming 1,248,600 in vested stock options to be valid and exercisable, even though the physicians have not provided any services to Calidi since the March 21, 2018 termination date.

On December 6, 2022, Calidi and the physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the physicians 20,810 shares of Calidi common stock valued at $9.27 per share and 41,620 options to purchase Calidi common stock at an exercise price of $9.27 per share in full settlement of the claims. The mediation was terminated without settlement and Calidi is planning to go to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, Calidi initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, Calidi has moved for a judgment on the pleadings to be heard in January 2024. An arbitration date has not yet been set and there is no assurance that Calidi will prevail in the motion or in the arbitration.

On February 9, 2024, we settled the physicians lawsuit. Under the settlement agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, we agreed to provide to the physicians the following: (a) the issuance of an aggregate of 200,000 restricted shares of our common stock (the “Restricted Shares”) , and (b) the issuance of an aggregate of 400,000 warrants to purchase Restricted Shares, which (i) has an per share exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, we granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that will be granted by the proposed settlement agreement. However, we will have the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in our sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, our prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California County of San Diego against us, Mr. Camaisa, our Chief Executive Officer, and Ms. Pizarro, our Chief Administrative Office and Chief Legal Officer, alleging constructive discharge of Mr. Kalajian’s position of interim Chief Financial Officer and defamation by us, Mr. Camaisa and Ms. Pizarro in connection with Mr. Kalajian’s alleged discharge. Mr. Kalajian is seeking $575,000 in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. The Company intends to vigorously defend itself and will seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s board of directors.

Unasserted Claim Settlement

On March 8, 2024, we entered into a settlement agreement with an investor who previously entered into a series of related agreements including (i) an agreement with Calidi Cure, LLC, an affiliate of the Company, in connection with an equity financing to fund the purchase of Series B Convertible Preferred Stock of Calidi Biotherapeutics (Nevada), Inc. (formerly Calidi Biotherapeutics, Inc.), a Nevada corporation and our wholly-owned subsidiary (“Calidi”); (ii) a Non-Redemption Agreement with the Company; (iii) an OTC Equity Prepaid Forward Purchase Agreement with the Company; and (iv) a Subscription Agreement with the Company (items (i) through (iv) collectively “the Supplemental Funding Agreements”) for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination.

Pursuant to the settlement agreement, (i) the investor purchased a $2.0 million convertible note from the us for cash and (ii) we issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements. The $2.0 million convertible note and $1.5 million convertible note are collectively herein referred to as the “Convertible Notes”. The settlement agreement also includes a mutual release of all claims by both parties.

The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering our common stock underlying the Convertible Notes, we may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes also provide the investor a right to convert in whole or in part, the Principal Amount (as defined in the Convertible Notes) and accrued interest into shares of our common stock at an initial note conversion price equal to 94% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes subject to a reset note conversion price equal to 94% of 10-day VWAP ending on the thirtieth (30th) day after the effective date of the registration statement registering the common stock underlying the Convertible Notes. In the event we complete a financing (i) of at least $8 million in an offering registered with the SEC; or (ii) of at least $2 million with a non-affiliated purchaser at an effective price of at least 150% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are listed on the NYSE under the symbols “CLDI” and “CLDI WS,” respectively. Prior to the Business Combination, FLAG’s Units, Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols “FLAGU,” “FLAG” and “FLAGW,” respectively. On March 8, 2024 the closing price of our common stock and the public warrants were $0.63 per share and $0.04 per warrant, respectively.

As of March 8, 2024, there were 35,538,034 shares of common stock issued and outstanding, which excludes 18,000,000 shares of non-voting common stock held in escrow, held by approximately 280 holders of record and 11,500,000 Public Warrants outstanding held by 1 holder of record. Such numbers do not include beneficial owners holding the Company’s securities through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that the Board may deem relevant.

Recent Sales of Unregistered Securities

On October 10, 2023, we issued stock options to purchase 52,500 shares of common stock to a director.

On December 21, 2023, we granted, in the aggregate, 40,218 restricted stock units of common stock to our five independent directors as director fees, stock option to purchase 140,497 shares of common stock to two directors as director fees and a stock option to purchase 100,000 shares of common stock to a director for guaranteeing certain capital raising obligations Calidi. Each restricted stock unit of common stock was valued at, and the stock option per share exercise price equaled $1.80 which represented the closing price of our common stock on such date.

On January 4, 2024, we issued 15,804 shares of common stock to a former investor of Calidi as part of the merger consideration in connection with the Business Combination. The investor, who was an accredited investor, was not properly recorded as a shareholder of Calidi due to an administrative error.

Consulting Agreement

Effective November 1, 2023, we entered into an amended and restated consulting agreement whereby the consultant agreed to provide us business advice and research, media, and marketing services. As part of its fees, the consultant received 100,000 shares of our common stock with the right to receive an additional 75,000 shares of common stock provided that certain objectives are achieved.

Bridge Loan for $200,000

On January 19, 2024, we entered into a loan agreement with a lender for a short term loan in the principal amount of $200,000 (the “Lender”). In connection with such loan, we issued a 1 year promissory note to the Lender for an aggregate principal amount of $200,000. As consideration for the Loan, we agreed to issue an aggregate of 8,929 shares of restricted common stock to the Lender.

The securities described above were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each investor acquired such securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31 2023:

	Number of securities to be issued upon exercise of outstanding options, and settlement of RSUs (a)	Weighted- average exercise price of outstanding options, and issuance price of RSUs (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by shareholders(1)	7,577,872	$2.61	-
Equity compensation plans approved by shareholders(2)	333,216	$1.94	3,604,587
Equity compensation plans approved by shareholders(3)	-	$-	3,937,802
Total	7,911,088	$2.58	7,542,389

(1)	Represents shares of common stock reserved for issuance under options granted under the 2019 Equity Incentive Plan of Calidi (the “2019 Plan”), which options were assumed by us in connection with the Business Combination. As of December 31, 2023, there were 7,577,872 options outstanding.
(2)	Represents shares of common stock reserved for issuance under the 2023 Equity Incentive Plan (the “2023 Plan”) which was approved by our shareholders on August 28, 2023.
(3)	Represents the number of shares of common stock reserved as authorized for the grant of options under the Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our shareholders on August 28, 2023.

ITEM 6 - RESERVED

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2023 (this “Annual Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus, dated February 7, 2024, filed with the Securities and Exchange Commission, or SEC. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in the “Risk Factors” section of this annual report, many of which are outside of our control. All forward-looking statements included in this annual report are based on information available to us as of the time we file and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Company Overview

We are a clinical-stage immuno-oncology company that is developing innovative stem cell-based and enveloped platforms for the delivery and potentiation of oncolytic virotherapies to treat cancer. Our pipeline includes off-the-shelf product candidates designed to protect oncolytic viruses from being quickly inactivated by the patient’s immune system and target tumor sites. Once approved by the FDA, this improved delivery, both localized and systemic, and increased potency will enable us to develop treatments that target various types of cancer at different stages of progression. Our goal is to create therapies that work on any tumor, regardless of its genetic profile (universal treatments). In addition to direct targeting and killing cancer cells, our oncolytic virotherapies have shown signs of changing the tumor immune environment to induce strong anti-tumor immunity that could lead to better cancer treatment and prevent tumor recurrence.

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. A Phase 1b clinical trial will commence for NNV1 in collaboration with Northwestern University during the first half of 2024. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity.

CLD-101 for Recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication). A phase 1 study evaluating the safety and feasibility of administering repeated doses of CLD-101 intracerebrally to patients with recurrent high-grade gliomas began treatment in May 2023. The study is being run by our partner, City of Hope, and is enrolling cohort 4 starting January 2024. Clinical data from patients with recurrent HGG treated with repeated doses of CLD-101 is planned to support the start of a trial of repeated doses in newly diagnosed HGG.

CLD-201 (SuperNova™) for Advanced Solid Tumors (triple-negative breast cancer (“TNBC”), metastatic / unresectable melanoma (IIB-IV), head & neck squamous cell carcinoma (HNSCC), advanced soft tissue sarcoma and advanced basal cell carcinoma (BCC) (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform. Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, triple-negative breast cancer and melanoma. We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for SNV1 during the second half of 2024.

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

CLD-400 (RTNova) for Lung cancer and Metastatic Solid Tumors, Our pre-clinical program involving enveloped oncolytic viruses (discovery phase), builds upon our experience of using cells to protect, potentiate and deliver virotherapies. CLD-400 program is derived from research from prior pre-clinical CLD-202 program. RTNova consists of an engineered vaccinia virus enveloped by a cell membrane, that is potentially capable of targeting lung cancer and advanced metastatic disease due to its remarkable ability to survive in the bloodstream. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body. In preclinical models, RTNova has shown early signs of its capability to target multiple distant and diverse tumors and transform their microenvironments leading to their elimination. In addition, the program has shown potential synergistic effects with other immunotherapies, including cell therapies, to attack and eliminate disseminated solid tumors.

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

Since inception, we have incurred significant operating losses. Our net loss was $29.2 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $99.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our consolidated financial statements as of, and for the year ended December 31, 2023. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our annual consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity and the Closing of the FLAG Merger, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

The FLAG Merger and Related Transactions

On September 12, 2023, FLAG consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi pursuant to the Agreement and Plan of Merger, as amended, dated as of January 9, 2023. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi, with Calidi surviving such merger as a wholly-owned subsidiary of FLAG. Historical common share amounts of Calidi have been retroactively restated based on the conversion ratio of approximately 0.42 (the “Conversion Ratio”). Following the consummation of the business combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

As a result of the Business Combination, all outstanding stock of Calidi were cancelled in exchange for the right to receive newly issued shares of Common Stock (also referred to as “New Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by the Company. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of Common Stock as Merger Consideration.

As additional consideration, each Calidi stockholder was entitled to earn, on a pro rata basis, up to 18,000,000 Escalation Shares. During the Escalation Period, Calidi Stockholders may be entitled to receive up to 18,000,000 Escalation Shares with incremental releases of 4,500,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $12.00, $14.00, $16.00 and $18.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares have been placed in escrow and are outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

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

Other Income or Expenses, Net

Other income or expenses, net, primarily includes the changes in fair value of debt instruments for which we have elected the fair value option of accounting, specifically for contingently convertible notes payable and certain term notes payable. Contingently convertible notes payable, which include contingently convertible notes payable issued to related parties, including accrued interest and contingently issuable warrants, contain numerous embedded derivatives, including settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting. Accordingly, we have elected to measure the entire contingently convertible debt instrument, including accrued interest, at fair value. In addition, certain term notes payable issued with warrants contain substantial discounts at issuance for which we have elected to measure the entire term note, including accrued interest, at fair value. These debt instruments were initially recorded at fair value as liabilities and are subsequently re-measured at fair value on our consolidated balance sheet at the end of each reporting period and at settlement, as applicable. Other income or expenses, net, also includes changes in fair value of SAFEs which are treated as liability instruments measured at fair value for accounting purposes, initially recorded at fair value and subsequently re-measured to fair value on our consolidated balance sheet at the end of each reporting period. The changes in the fair value of these debt and SAFE instruments are recorded in changes in fair value of debt and other liabilities and change in fair value of debt and other liabilities — related party, included as a component of other income or expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest for the debt instrument components is also included within the single line of change in fair value of debt and change in fair value of debt — related party on the consolidated statements of operations.

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

Other income also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as other income on our consolidated statements of operations when the related research and developments expenses are incurred.

Income Taxes

Since inception, we have incurred net operating losses primarily for U.S. federal and state income tax purposes and have not reflected any benefit of such net operating loss carryforwards for any periods presented in this Form 10-K. The income tax provision in the periods presented is entirely attributable to amounts recorded from StemVac operations, our wholly-owned German subsidiary that provides research and development services to us under a cost-plus development agreement.

Results of Operations

Comparison of Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenue:
Service revenues	$—	$45	$(45)	-100%
Operating expenses:
Cost of revenues	—	(14)	14	-100%
Research and development	(13,008)	(7,257)	(5,751)	79%
General and administrative	(15,984)	(15,902)	(82)	1%
Total operating expenses	(28,992)	(23,173)	(5,819)	25%
Loss from operations	(28,992)	(23,128)	(5,864)	25%
Other income (expense), net
Total other income (expenses), net	(208)	(2,288)	2,080	-91%
Loss before income taxes	(29,200)	(25,416)	(3,784)	15%
Income tax provision	(16)	(11)	(5)	45%
Net loss	$(29,216)	$(25,427)	$(3,789)	15%

Revenues

Revenues for the year ended December 31, 2023, and 2022 were $0 and $45,000, respectively. Calidi entered into a research collaboration agreement to perform certain tests on three different grade stem cell lines with the purpose of exploring the in-vitro feasibility amplification potential of the customer’s oncolytic adenovirus in development. Calidi completed the services as of December 31, 2022, and recorded $45,000 in service revenues for that period. Calidi did not have a similar service agreement for the year ended December 31, 2023.

Cost of Revenues

Cost of revenues for the year ended December 31, 2023, and 2022 were $0 and $14,000, respectively. The decrease in cost of revenues is primarily attributable to the decrease in revenues.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023, and 2022 were $13.0 million and $7.3 million, respectively. The increase of $5.7 million was primarily attributable to an increase in toxicology and manufacturing expenses for preclinical and clinical candidates of $2.3 million, salary and benefits due to higher headcount of $1.8 million, rent expense related to the new San Diego lease that commenced in 2023 of $0.9 million, consulting costs of $0.5 million, and travel and entertainment costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 and 2022 were $16.0 million and $15.9 million, respectively. The increase of $0.1 million was primarily due to an increase in director and consulting costs of $0.7 million, an increase in salaries and benefits of $0.3 million, higher insurance costs of $0.3 million, rent expense related to the San Diego Lease of $0.3 million, and higher audit fees of $0.1 million, partially offset by a decrease in merger-related transaction costs of $1.6 million, a decrease in legal fees and settlement expenses of $0.1 million, and a decrease in other general and administrative expenses of $0.1 million. For the year ended December 31, 2022, Calidi recorded $1.9 million in transaction costs related to the Edoc Merger Agreement, which was terminated on August 11, 2022. For the year ended December 31, 2023, Calidi recorded $0.1 million in transaction costs for the FLAG Merger.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2023, and 2022 were $0.2 million and $2.3 million other expense, respectively. The decrease of $2.1 million primarily relates to Series B Convertible Preferred Stock financing costs of $2.7 million, the increase in interest expense from higher interest rates for the Term Notes Payable of $0.9 million and loss on debt extinguishment recorded for the amendments and cancellations for the Term Notes Payable of $0.5 million. The decrease in other income (expense), net is partially offset by the increase in grant income from the CIRM of $2.9 million and the net change in fair value in Simple Agreement for Future Equity (SAFEs), Series B Convertible Preferred Stock Forward Purchase Agreement Derivative Asset, Private Placement Warrants, and Contingently Convertible and Convertible Notes Payable of $3.3 million.

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

As of December 31, 2023, we had a cash balance of $1.9 million. Our debt and liability obligations as of December 31, 2023 include $0.5 million in term notes payable, $2.3 million in related party term notes payable, $0.7 million in warrant liabilities, and $9.4 million in accounts payable and accrued expenses and other current liabilities.

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

Please see Note 15 to our annual consolidated financial statements for financing activities and changes in our debt and liability obligations that affected our liquidity subsequent to December 31, 2023.

Forward Purchase Agreement

On August 28, 2023, and August 29, 2023, FLAG and Calidi entered into forward purchase agreements (each a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, Great Point Capital LLC, Funicular Funds, LP and Marybeth Wootton (with each individually a “Seller”, and together, the “Sellers”) for an OTC Equity Prepaid Forward Transaction. Please see Note 2 to our annual consolidated financial statements for additional details.

New Money PIPE Subscription Agreement

On August 30, 2023, FLAG entered into a subscription agreement (the “New Money PIPE Subscription Agreement” and together with the FPA Funding Amount PIPE Subscription Agreements, the “PIPE Subscription Agreements”) with Marybeth Wootton (the “New Money PIPE Investor”).

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

Standby Equity Purchase Agreement

On December 10, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, we will have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of its shares of Common Stock, par value $0.0001 per share, at our request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, we will have the right to increase the commitment amount under the SEPA by an additional $25,000,000. See Note 14 to our annual consolidated financial statements.

2020 Term Notes Payable

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2020 Term Notes, $0.5 million of principal plus accrued interest was amended with an extended maturity date of November 1, 2023. The remaining $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing but remained outstanding as of December 31, 2023. The amended 2020 Term Note will continue to accrue interest at 10% per annum. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equaled the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

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

2021 Term Notes Payable

In connection with the closing of the FLAG Merger on September 12, 2023, the 2021 Term Note plus accrued interest was amended, with an extended maturity date of January 1, 2025. For this holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $37,000.

2022 Term Notes Payable

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2022 Term Notes, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders at the Closing, and $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing.

For the term notes that were amended, all to related parties, $0.2 million of principal was extended to mature on November 1, 2023, $0.2 million of principal was extended to mature on March 1, 2024, which in February 2024 was further extended to mature on May 1, 2024, and $0.2 million of principal was extended to mature on January 1, 2025. The debt amendments occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the holder that extended to January 1, 2025, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $22,000.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 190,476 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million in the consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing, Calidi expensed the related debt discount, resulting in a loss on debt extinguishment of approximately $1,000 in the consolidated statements of operations.

The 2022 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 15% per annum for a total principal of $0.2 million. As of December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

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

On March 1, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to May 1, 2024. The amended 2022 Term Note will accrue interest at 16% per annum commencing on March 1, 2024. All other terms and conditions remained substantially unchanged.

2023 Term Notes Payable

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2023 Term Notes, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest to be settled in cash, was settled with shares of common stock issued to the noteholders at the Closing, $0.6 million of principal plus accrued interest was scheduled to be paid shortly after the closing, and $0.6 million of principal plus accrued interest remained substantially unchanged due to scheduled maturity in May 2024.

For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $0.1 million.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 197,344 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million recorded in the consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing, Calidi expensed the related debt discount, resulting in loss on debt extinguishment of approximately $6,000 and a loss on debt extinguishment with a related party of approximately $18,000 recorded in the consolidated statements of operations.

The 2023 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million and 14% per annum for a total principal of $0.6 million. As of December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.9 million.

On October 3, 2023, as agreed upon above in connection with the Closing of the FLAG Merger, Calidi settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

Loans Payable

Calidi borrowed $1.0 million from a line of credit with a third-party bank. The amounts borrowed bear interest at a rate of 2.5% per annum applied to the outstanding principal balance multiplied by the actual number of days the principal balance is outstanding, and such interest payments are due monthly. In October 2023, the line of credit was settled in full and was no longer outstanding as of December 31, 2023.

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

As of December 31, 2023, all 11,500,000 and 1,912,514 of the public warrants and private placement warrants were outstanding, respectively, and the warrant liability balance totaled $0.7 million. Calidi evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815 and accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it otherwise does not meet other equity classification criteria.

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

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of December 31, 2023, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $4.4 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $7.3 million, (iii) litigation costs of $0.2 million, (iv) severance costs due on June 23, 2024 totaling $0.5 million, and (v) settlement of $1.5 million of an unasserted claim. In accordance with the provisions of the Separation Agreement, the severance costs of $0.5 million will accrue interest at the rate of 8.0% per annum in the event that this amount is not paid when due, and the principal plus accrued interest shall be paid no later than two years after the effective date of the severance agreement.

Related Party Transactions

Please see Note 7 to our annual consolidated financial statements for more information on our related party transactions.

Financing Transactions Subsequent to December 31, 2023

On January 19, 2024, we entered a $0.2 million loan bearing simple interest at 12% all due and payable on January 19, 2025. In connection with the $0.2 million we agree to issue 8,929 shares of our common stock. To secure the loan, Jamir Trust, an affiliate of Mr. Camaisa, has agreed to pledge 357,143 shares of its common stock. The lender and Jamir Trust are working on terminating the pledge.

On January 26, 2024, we entered into a convertible promissory note purchase agreement with an Accredited Investor (the “Investor”), for a loan in the principal amount of $1.0 million, the proceeds of which will be used by the Company for working capital purposes (the “2024 Convertible Loan”). In connection with the 2024 Convertible Loan, Calidi issued a one-year convertible promissory note evidencing the aggregate principal amount of $1.0 million under the 2024 Convertible Loan, which accrues at a 12.0% simple interest rate per annum (the “2024 Convertible Note”). The 2024 Convertible Note also provides the Investor a voluntary right to convert all, but not less than all, the Principal Amount (as defined in the note agreements) and accrued interest into shares of Calidi’s common stock at a conversion rate equal to a 10% discount to the 10-day VWAP as determined immediately before January 26, 2024. In addition, upon such voluntary conversion by the Investor, the Investor will be entitled to a warrant for 50% of the number of shares of Calidi’s common stock issued upon the 2024 Convertible Note conversion at an exercise equal to 120% of the Conversion Price (as defined in the note agreements). In the event Calidi consummates a public offering prior to the maturity date of the 2024 Convertible Note, the 2024 Convertible Note and accrued interest will be subject to a mandatory conversion into the equity securities of Calidi on the same terms as those issued and sold to investors in the public offering, equal to the price per share of the equity security sold to other purchasers and subject to similar terms and conditions of such public offering, except that such equity securities received under a mandatory conversion will be restricted securities.

On March 8, 2024, we entered into a settlement agreement with an investor who previously entered into a series of Supplemental Funding Agreements for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination. Pursuant to the settlement agreement, (i) the investor purchased a $2.0 million convertible note from the us for cash and (ii) we issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements.

The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering our common stock underlying the Convertible Notes, we may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes also provide the investor a right to convert in whole or in part, the Principal Amount (as defined in the Convertible Notes) and accrued interest into shares of our common stock at an initial note conversion price equal to 94% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes subject to a reset note conversion price equal to 94% of 10-day VWAP ending on the thirtieth (30th) day after the effective date of the registration statement registering the common stock underlying the Convertible Notes. In the event we complete a financing (i) of at least $8 million in an offering registered with the SEC; or (ii) of at least $2 million with a non-affiliated purchaser at an effective price of at least 150% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

Cash Flow Summary for the year ended December 31, 2023 and 2022

The following table shows a summary of our cash flows for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Net cash (used in) provided by:
Operating activities	$(26,983)	$(13,214)	$(13,769)	104%
Investing activities	(478)	(494)	16	-3%
Financing activities	29,044	12,087	16,957	140%
Effect of exchange rate on cash	(6)	(26)	20	-77%
Net increase (decrease) in cash and restricted cash	$1,577	$(1,647)	$3,224	-196%

Operating activities

Net cash used in operating activities was $27.0 million for the year ended December 31, 2023, primarily resulting from our net loss of $29.2 million. Our net loss was reduced by certain non-cash items that included $4.8 million in stock-based compensation, $2.7 million in Series B Preferred Stock financing costs paid with equity, $0.9 million in amortization of right of use assets, $0.5 million in debt extinguishment, $0.4 million in amortization of debt discount and financing costs, and $0.4 million in depreciation expense, partially increased by $6.3 million from the change in our operating assets and liabilities, which includes payment of $6.8 million of FLAG liabilities assumed, and $1.2 million from the change in fair value of debt and other liabilities.

Net cash used in operating activities was $13.2 million for the year ended December 31, 2022, primarily resulting from our net loss of $25.4 million. Our net loss was reduced by $3.7 million from the change in our operating assets and liabilities and certain non-cash items that included $4.5 million in stock based compensation, $2.1 million from the change in fair value of debt and other liabilities, $1.6 million in legal settlement with shares of common stock, and $0.3 million in depreciation expense.

Investing activities

Net cash used in investing activities was $0.5 million for the year ended December 31, 2023, which primarily related to the purchase of certain machinery and equipment of $0.6 million partially offset by proceeds from security deposits, net of $0.1 million.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2022, which primarily related to the purchase of machinery and equipment.

Financing activities

Net cash provided by financing activities was $29.0 million for the year ended December 31, 2023, which primarily related to related party proceeds from issuance of Series B Preferred Stock of $24.5 million, proceeds from New Money PIPE Subscription Agreement of $2.8 million, proceeds from Simple Agreement for Future Equity (SAFEs) of $2.8 million, related party proceeds from issuance of term notes payable of $2.0 million, proceeds from issuance of term notes payable of $1.2 million, and proceeds from exercise of stock options of $0.3 million, partially offset by payment of financing costs of $2.2 million, repayment of principal on loan payables of $1.0 million, repayment of related party term notes of $1.0 million, repayment of term note payables of $0.3 million, and repayment of financing lease obligations of $0.1 million.

Net cash used by financing activities was $12.1 million for the year ended December 31, 2022, which primarily related to proceeds from Simple Agreement for Future Equity (SAFEs) of $8.1 million, related party proceeds from SAFEs of $2.5 million, related party proceeds from issuance of term notes payable of $1.0 million, and proceeds from issuance of term notes payable of $0.5 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Form 10-K. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned consolidated financial statements were issued. See Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-K for additional information on our assessment.

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

We classify equity-based compensation expense in our consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect equity-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

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

We obtained third-party independent valuations of our common stock in December 2018, December 2019, November 2020, September 2021, January 2022, and our most recent valuation with a valuation date as of December 31, 2022, a draft of which we received on January 17, 2023, (the “January 2023 Valuation”) which valuations were considered by our board of directors in determining the fair value of our common stock. The January 2023 Valuation took into consideration the proposed terms of this Business Combination, and we received the final version of the January 2023 valuation report on January 26, 2023. The Escalation Shares were considered for this January 2023 Valuation but did not have a significant impact on the concluded per share value discussed below due to the inherent uncertainties of this transaction including the uncertainty of achieving the price point targets in the future. These valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately- Held-Company Equity Securities Issued as Compensation. In the valuations, the value of our common stock was estimated using either an Option Pricing Method (“OPM”), or a hybrid method of the Probability-Weighted Expected Return Method (“PWERM”) and the OPM, both of which use market approaches to estimate our equity value. As applicable, the Current Value Method (“CVM”) is also used based on the enterprise value which allocates that value to the various series of preferred stock based on their liquidation preferences or conversion values, whichever would be greater in an optimal manner to extract the greatest benefit to such preferred shareholder. The OPM treats common securities and preferred securities as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution exceed the value of the preferred security liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method estimates the probability-weighted value across multiple scenarios but uses the OPM to estimate the allocation of value within at least one of the scenarios. In addition to the OPM, the hybrid method considers an initial public offering (“IPO”) scenario, or in the case of the January 2023 Valuation the Business Combination, in which the shares of convertible preferred stock are assumed to convert to common stock. The future value of the common stock in the IPO (or business combination) scenario is discounted back to the valuation date using an appropriate risk-adjusted discount rate. In the hybrid method, the present value indicated for each scenario is probability weighted to arrive at an indication of value for the common stock. The values of our common stock determined by these independent third-party valuations were $0.57 per share in December 2018, $0.63 per share in December 2019, $0.71 per share in November 2020, $1.67 per share in September 2021, $3.86 per share in January 2022, $2.96 per share in the January 2023 Valuation. The January 2023 Valuation used a three-scenario analysis. The first scenario assumed that we would remain a private company and raise up to $50 million in Series B Convertible Preferred Stock or similar financing round. A “backsolve” OPM model was then used assuming an enterprise value of $250 million based on the current terms of the Business Combination with an allocation of such value for each security in our capital structure with the assumed preferred stock capital raise in order to arrive at the value of our common stock. A 40% discount for lack of marketability was then applied to arrive at a value of $1.27 per share in this scenario. The second scenario assumed the consummation of this business combination with an enterprise value of $250 million, subject to the terms and conditions set forth in this Business Combination. Our capital structure as assumed based on our capital structure on December 31, 2022, and the conversion ratio set forth in this Business Combination which in turn assumed that all of our preferred stock, convertible notes, and SAFE investments converted into common stock according to their terms, and our common stock purchase warrants and vested stock options were included in the conversion ratio. The value of our common stock was then derived using a “current value method” which estimates our total equity value on a controlling basis assuming an immediate sale and subtracts the value of our preferred stock based on our preferred stock’s liquidation preferences or conversion values with the residual value allocated to our common stock. This value was then discounted back to a present value using an assumed closing date for this proposed business combination of June 30, 2023, using a discount factor of 90% and then further discounted by 10% for lack of marketability due to lock up agreements and other restrictions on transferability. This scenario arrived at a value of $3.15 per share. The third scenario assumed that we would achieve a liquidity event in two years through an IPO with a current enterprise value of $250 million subject to the terms and conditions set forth in this Business Combination and an assumed future value three- to four- times the current value. Equity value was then allocated using the CVM to determine the future value of our common stock, then discounted using a discount factor of 59% and then further discounted by 25% for lack of marketability. This scenario arrived at a value of $5.04 per share.

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

In the consummation of the Business Combination discussed above, each share of Calidi Common Stock was exchanged for approximately 0.42 shares of FLAG Common Stock at an assumed price of $10.00 per share for an implied value of $4.16 per share for each share of Calidi Common Stock on a non-fully diluted per share basis. These implied values are based on the key assumption that the value of one share of FLAG Common Stock is worth $10.00 at the closing of the Business Combination. After the Business Combination, the determination of fair value of Calidi Common Stock will be determined using, among other assumptions, the closing price of our stock as quoted on the NYSE American.

On September 12, 2023, upon Closing of the FLAG Merger, the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.42. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented elsewhere in this Form 10-K has been retrospectively adjusted to reflect the conversion.

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

Determination of Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the fair value option of accounting for contingently convertible notes payable, including contingently issuable warrants and accrued interest, and certain term notes payable, including accrued interest, as further described below and as discussed in our Note 2 to the consolidated financial statements included elsewhere in this Form 10-K. We have also issued SAFE instruments that are accounted for liabilities at fair value, which are remeasured at fair value at each reporting period, as further described below and as discussed in our Note 4 to the consolidated financial statements included elsewhere in this Form 10-K.

Contingently convertible notes payable, which include contingently convertible notes payable issued to related parties, contingently issuable warrants, and accrued interest, (collectively “CCNPs”), contain a number of embedded derivatives, such as settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting under GAAP, unless we qualify for and elect the FVO for the entire CCNP instrument. We qualified for and elected to measure the entire CCNP instrument at fair value. In addition, certain term notes payable, including term notes payable issued to related parties, issued with warrants, contained substantial discounts at issuance which resulted in certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless we qualify for and elect the FVO. Accordingly, we qualified for and elected the FVO for the entire term notes payable instrument, including accrued interest. Both the CCNPs and the terms notes payable (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on our consolidated balance sheet and were subsequently re-measured at fair value at the end of each reporting period presented. The changes in the fair value of the FVO debt instruments are recorded in changes in fair value of debt and change in fair value of debt- related party, included as a component of other expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of debt and change in fair value of debt-related party on the consolidated statements of operations.

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

We entered into a Series B convertible preferred stock agreement with various investors as described above. For amounts funded prior to the Closing, primarily the June 2023 JIG Tranche 1 funding, we recorded Series B convertible preferred stock as a liability stated at fair value based on Level 3 inputs. The estimated fair value of the Series B convertible preferred stock at initial funding in June and for the mark to market adjustment at December 31, 2023, was determined utilizing the probability-weighted expected return method (“PWERM”) based on the aggregated, probability-weighted average of the outcome of certain possible scenarios, including (i) SPAC event is completed, as defined, thereby mandatorily converting the Series B convertible preferred stock to common stock at a specified discount to the price issued (referred to as “SPAC Scenario”), or (ii) SPAC event is not completed, as defined (referred to as “Non-SPAC Scenario”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the Series B convertible preferred stock instruments are outstanding, in each case, based on a weighted-average discount rate.

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

As of December 31, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. To value the Forward Purchase Agreement Derivative Asset, a Monte Carlo simulation valuation model is used, using a risk-neutral Geometric Brownian Motion (GBM) to simulate potential future stock price paths based on underlying stock price over the three-year period commensurate with the term of the agreement.

Where possible, Calidi verifies the values produced by its pricing models to market prices. The valuation model requires a variety of significant unobservable and observable inputs, including contractual terms, market prices, discount rates, yield curves, measures of volatility and correlations of such inputs. Fair value measurements associated with the Forward Purchase Agreement Derivative Asset were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases or decreases in the fair value of the Forward Purchase Agreement Derivative Asset can result from updates to assumptions or changes in discount rates, among other assumptions. Based on management’s assessments of the valuation by Calidi’s valuations specialists, none of the changes in the fair value of the Forward Purchase Agreement Derivative Asset were due to changes in Calidi’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, and the change in fair value, of the Forward Purchase Agreement Derivative Asset and the results of operations in any given period. The fair value of the Forward Purchase Agreement Derivative Asset at the closing of the FLAG Merger was estimated to be $4.5 million. As of December 31, 2023, the Forward Purchase Agreement Derivative Asset was re-valued and estimated to have a fair value of $0.2 million. The $4.3 million decrease in fair value primarily related to the decrease in the underlying stock price after the Closing of the FLAG Merger. There can be no assurance that any proceeds from the Sellers will be made to Calidi under the Forward Purchase Agreement.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023 and 2022.

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

Recent Accounting Pronouncements

Other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 12, 2023, the audit committee of the Company Board approved the appointment of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements effective for the year ended December 31, 2023. Marcum served as the independent registered public accounting firm of Calidi prior to the Business Combination. Accordingly, BDO USA, P.C., the independent registered public accounting firm of FLAG, the name of the Company prior to the Business Combination, was informed on September 12, 2023 that it would be replaced by Marcum as the Company’s independent registered public accounting firm, effective September 12, 2023.

The report of BDO USA, P.C. on FLAG’s balance sheets as of December 31, 2022 and 2021 and the related statements of operations, changes in Class A common stock subject to possible redemption and stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except that such audit report contained an explanatory paragraph in which BDO USA, P.C. expressed substantial doubt as to FLAG’s ability to continue as a going because there was not enough financial resources it needed to sustain operations for a reasonable period of time.

During the fiscal year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 and the subsequent interim period through September 12, 2023, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act) between FLAG and BDO USA, P.C. on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO USA, P.C., would have caused it to make reference to the subject matter of the disagreements in its reports on FLAG’s financial statements for such periods.

During the fiscal year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 and the subsequent interim period through September 12, 2023, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

During the fiscal years ended December 31, 2022 and 2021 and the subsequent period through September 12, 2023, the date the audit committee of the Board approved the engagement of Marcum as Company’s independent registered public accounting firm, neither FLAG nor anyone on FLAG’s behalf consulted with Marcum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Marcum that Marcum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

The Company has provided BDO USA, P.C. with a copy of the foregoing disclosures and requested that BDO USA, P.C. furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company set forth above. BDO USA, P.C.’s letter to the SEC has been filed in accordance with Item 304(a)(3) of Regulation S-K.

Calidi Change of Auditors

On November 23, 2022, Calidi dismissed Mayer Hoffman McCann P.C. (“MHM”) as its independent registered public accounting firm, effective on such date. The decision to dismiss MHM was approved by the audit committee and the full Board of Directors. On the same date, Calidi approved the appointment of Marcum LLP (“Marcum”) as Calidi’s independent registered public accounting firm.

MHM’s reports on Calidi’s financial statements as of and for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports expressed substantial doubt regarding Calidi’s ability to continue as a going concern.

During the fiscal years ended December 31, 2021 and 2020 and the subsequent interim period through November 23, 2022, there were (i) no disagreements withing the meaning of Item 304(a)(1)(iv) of Regulation S-K between Calidi and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in connection with its reports on Calidi’s financial statements for such periods and (ii) no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. MHM was not the auditor of Calidi for the year ended December 31, 2022.

Calidi provided MHM with a copy of these disclosures above and requested that MHM furnish Calidi a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements above. MHM’s letter to the Commission was filed in accordance with Item 304(a)(3) of Regulation S-K.

Prior to engagement of Marcum, as of and for the fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through November 23, 2022, Calidi did not consult with Marcum regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2023 . Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our Company is managed by or under the direction of its board of directors. The following table sets forth certain information regarding our current executive officers and directors, as well as their respective ages, as of March 1, 2024. With the exception of Thomas Vecchiolla, Andrew Jackson and Alan Stewart, all the executive officers and directors became our executive directors and officers upon the consummation of the Business Combination.

Name	Age	Title

Allan Camaisa	64	Chief Executive Officer, Chairman of the Board and Director
Andrew Jackson	55	Chief Financial Officer(5)
Boris Minev	61	President of Medical and Scientific Affairs and Interim Chief Medical Officer
Wendy Pizarro	53	Chief Administrative Officer, Chief Legal Officer, Chief Diversity Officer and Corporate Secretary
Alan Stewart	60	Director(1)(3)(4)
Scott Leftwich	63	Director(2)(3)
George Ng	50	Director
James Schoeneck	66	Director(1)(2)(3)
David LaPre	72	Director

(1) Member of audit committee.

(2) Member of the compensation committee.

(3) Member of the nomination and corporate governance committee.

(4) Mr. Stewart was appointed to the Board on October 10, 2023.

(5) Mr. Jackson has served as our Chief Financial Officer since October 30, 2023.

(6) Effective January 1, 2024, Mr. David LaPre was appointed to the Board.

The following are the biographies of our directors and executive officers:

Executive Officers

Allan Camaisa. Mr. Camaisa has been the Chairman of the Board of Directors and Chief Executive Officer of Calidi since February 2018. As Chairman and CEO, he has successfully led over $40 million in funding and has been actively involved in recruiting key Board members and leading MDs and PhDs to Calidi’s Scientific Advisory Board. Mr. Camaisa is a serial entrepreneur, investor, and technologist, with proven leadership skills in bootstrapping startups. His accomplishments include four successful exits sold to publicly-traded Fortune 1000 companies, authorship of seven US patents, and an Ernst & Young Entrepreneur of the Year award. Mr. Camaisa was previously a director of snaploT, Inc., a self-service enabled clinical platform designed to create, launch, and manage clinical trials from January 2013 to September 2020. From August 2014 to May 2017, Mr. Camaisa was the CEO and Chairman of Parallel 6, Inc., a digital mobile/cloud software platform for managing pharmaceutical patient clinical trials. In 2005, Mr. Camaisa founded Anakam, Inc., a software security company for managing digital access to medical records, and also served as Anakam’s Chief Executive Officer from January 2005 to October 2010. Before beginning his career in business, Mr. Camaisa served eight years as a surface warfare officer in the US Navy. He graduated from the United States Naval Academy with a B.S. in Engineering, and also completed the Owner/President Management program at Harvard Business School. Mr. Camaisa is well qualified to serve as our CEO, Chairman of the Board and director because of his extensive leadership experience serving as a director on the board of directors of other companies and executive experience as CEO with private companies in the healthcare sector.

Andrew Jackson. Mr. Jackson has been the Chief Financial Officer since October 30, 2023. Mr. Jackson is a financial executive with over 25 years of corporate finance experience with success in publicly traded companies and venture capital backed startups. Mr. Jackson most recently served as Chief Financial Officer of Eterna Therapeutics Inc. from May 2022 to May 2023. Prior to his position at Eterna Therapeutics, Mr. Jackson served as the Chief Financial Officer of Ra Medical Systems, Inc. from April 2018 until May 2022, and as its Interim Chief Executive Officer from August 2019 to March 2020. From October 2016 to April 2018, he was Chief Financial Officer for AltheaDx, Inc, a molecular diagnostics company specializing in precision medicine. From March 2014 to March 2016, Mr. Jackson held senior financial positions, including Chief Financial Officer, at Celladon Corporation, a publicly traded, clinical stage biotechnology company. From April 2013 to March 2014, he held senior financial positions at Sapphire Energy, an industrial biotechnology company. Mr. Jackson received a MSBA in Finance in December 2006 from San Diego State University and a BSB in Accounting in June 1992 from the University of Minnesota. He is a certified public accountant (inactive).

Boris Minev, M.D. Since June 2015, Dr. Minev has been the President of Medical and Scientific Affairs of Calidi and its interim Chief Medical Officer since June 2021. Dr. Minev is a highly accomplished physician-scientist with extensive industrial and academic experience in Immuno-Oncology, oncolytic viruses and stem cell biology and applications. From November 2010 to June 2015, he was the Director of Immunotherapy and Translational Oncology at Genelux Corp, where he was directing several preclinical and translational projects on oncolytic virotherapy, immunotherapy, and nanotechnology. Dr. Minev has also been an adjunct professor at the Moores UCSD Cancer Center since July 2015, and he has also previously served as Principal Investigator and Director, Laboratory of Tumor Immunology and Immunotherapy from July 2000 to June 2015, where he focused his research on the discovery of new target antigens for immunotherapy of cancer and the development of optimized cancer vaccines. Dr. Minev is a member of the Scientific and Clinical Advisory Boards of several biotechnology companies and has been an advisor for Amgen Inc. (Nasdaq: AMGN), Johnson & Johnson (NYSE: JNJ), Geron Corp (Nasdaq: GERN), McKinsey Consulting Services, Inc. and Thomson Current Drugs. Dr. Minev received his M.D. from the School of Medicine in Sofia, Bulgaria.

Wendy Pizarro, Esq. Ms. Pizarro has been our Chief Legal Officer and Chief Diversity Officer since September 2021, and our Chief Administrative Officer and Corporate Secretary since December 2021. Ms. Pizarro has over 20 years of experience in corporate and business law. From January 2010 to September 2021, she founded and led California Law Partners, a boutique law firm primarily serving as outside general counsel, corporate counsel and the lead crisis manager to select high net worth multi-family offices. She has directed legal strategy related to risk management, compliance and operations to manage and grow an asset portfolio of over $1.5 billion in multi-generational wealth with over 60% of the portfolio in private investments. From 1997 to 2002, Ms. Pizarro previously worked with leading Silicon Valley law firms, including Venture Law Group and DLA Piper in Palo Alto, on numerous general corporate and intellectual property matters and corporate securities transactions for disruptive technology companies in all phases of their life cycles from start-up to liquidity event (IPO and M&A) primarily in small teams serving infrastructure and e-commerce. Since September 2019, Ms. Pizarro is also a co-founder and investor of Never Train Alone, a mobile application, where she designed the software user interface for an Apple iOS app related to mobile fitness, corporate wellness and preventative health. Ms. Pizarro has received numerous guest speaking engagements and awards, including recognition as one of Discover Magazine’s Power Women of San Diego in 2021. Ms. Pizarro is also active as a community leader and volunteer and is currently a board member of the Tec 3 Foundation in Rancho Santa Fe, CA and a lifetime member of Rady Children’s Hospital Auxiliary, previously serving as a unit officer and board member from 2014 – 2016. Ms. Pizarro received a J.D. from the Harvard Law School, M.ST. from the University of Oxford, and an M.A. and B.A. from Yale University graduating magna cum laude with honors in distinction. Ms. Pizarro is a member of the State Bar of California and U.S. District Court, Southern District of California.

Non-Employee Directors

Scott Leftwich. Mr. Leftwich was an early investor and has been a director of Calidi since May 2019. In addition, since 2017 Mr. Leftwich has been an investor and member of the Board of Advisors at Skopos Labs, Inc. Mr. Leftwich’s experience includes serving in various executive positions in private companies, overseeing substantial growth and liquidity events with Fortune 1000 companies. From December 2011 to April 2016, Mr. Leftwich was the CEO and General Manager at InterMedHx, LLC, a healthcare software company, which was acquired by Cerner Corporation in 2014. From September 2005 to December 2011, he was the COO and general manager at Anakam, Inc., a security software company focused on the protection of personal healthcare information within patient-facing portals. Anakam was acquired by Equifax (NYSE: EFX) in 2010. Mr. Leftwich is also a retired Naval officer who served as a P-3 pilot in the Navy and retired with the rank of Commander. Mr. Leftwich holds an MBA (with honors) from Harvard Business School, in addition to a B.S. (with distinction) from the US Naval Academy. Mr. Leftwich is well qualified to serve as our director based on the above qualifications and his executive experience in public and private companies in the healthcare industry.

James A. Schoeneck. Mr. Schoeneck has been a director of Calidi since July 2020. Mr. Schoeneck is also currently a member and Chairman of the Board at Fibrogen Inc (Nasdaq: FGEN) since April 2010, and also previously served as its Interim CEO from January 2019 to February 2020. From November 2015 to March 2018, Mr. Schoeneck was a director of Anaptysbio, Inc (Nasdaq: ANAB), a therapeutic antibody development company for severe disease. He was previous a director of the Board of Depomed, Inc. in 2007, and also served as its President and CEO from April, 2011 to March, 2017, and led Depomed’s transformation into a commercial specialty pharmaceutical company. From 2005 until 2011, he was CEO of BrainCells Inc, a privately-held biopharmaceutical company. Mr. Schoeneck’s diverse biotech experience further includes serving as CEO of ActivX BioSciences, Inc., a development-stage biotechnology company from 2003 to 2004, three years as President and CEO of Prometheus Laboratories Inc, a pharmaceutical and diagnostics product company, from 1999 to 2003, as well as three years from 1996 to 1999 as Vice President, Commercial and General Manager, Immunology, at Centocor Inc (now Janssen Biotech, Inc.). Mr. Schoeneck holds a B.S. in Education from Jacksonville State University. Mr. Schoeneck is well qualified to serve as our director based on the above qualifications, his executive management leadership, and his extensive experience in the biotechnology and pharmaceutical industry.

George Ng. Mr. Ng has been a director of Calidi since October 2019. In addition, Mr. Ng, served as Calidi’s President and Chief Operating Officer from February 1, 2022 until June 23, 2023. Mr. Ng is currently a partner at PENG Life Science Ventures since September 2013, a director, co-founder, and chief business officer at IACTA Pharmaceuticals, Inc. since January 2020, and lead director of Morphogenesis Inc. since February 2020. His experience further includes serving in various executive-level positions for multiple publicly-traded and private global biotechnology and pharmaceutical firms. Mr. Ng previously served as a director of Inflammatory Response Research, Inc. from May 2019 to April 2020, as a director of Invent Medical Corp from July 2019 to January 2020, as a director of ImmuneOncia Therapeutics Inc. from June 2016 to 2019, and as a director of Virttu Biologics Limited from April 2017 to April 2019. Mr. Ng was also the Executive Vice President and Chief Administrative Officer of Sorrento Therapeutics, Inc. (Nasdaq: SRNE) from March 2015 to April 2019, the Co-Founder and President, Business of Scilex Pharmaceuticals Inc. from September 2012 to April 2019, and the Senior Vice President and General Counsel of BioDelivery Sciences International Inc. (Nasdaq: BDSI) from December 2012 to March 2015. Mr. Ng holds a JD degree from the University of Notre Dame School of Law, as well as a B.AS double degree in Biochemistry and Economics from the University of California, Davis. Mr. Ng is well qualified to serve as a director based on the above qualifications, his experience with the launch and commercialization efforts of multiple pharmaceutical drug products, experience in clinical research procedures, and his executive experience in the biotechnology industry.

Alan R. Stewart. Mr. Stewart has been a director of Calidi since October 10, 2023. Mr. Stewart has extensive experience as a financial executive and board member with a proven track record in diverse industries. He is currently the Chief Financial Officer of Soundthinking, Inc., a publicly traded SaaS software company specializing in wide-area acoustic gunshot detection. Since his appointment, he has successfully led the company through an IPO on the Nasdaq market, facilitated significant growth, and completed acquisitions of technology providers. Mr. Stewart’s prior roles include serving as President of Fit Advisors, LLC, where he launched a successful consultancy and completed numerous M&A transactions in various industries. He also served as a Managing Director at RA Capital Advisors, LLC, specializing in M&A and financing transactions. Mr. Stewart has a strong educational background, holding an M.B.A. in Finance from Harvard Business School and a Bachelor of Science with Distinction in Oceanography from the United States Naval Academy. He has served as a FINRA Licensed Agent with Series 63 and Series 79 credentials (Inactive).

David LaPre. Mr. LaPre was the senior executive in Global Pharma Technical Operations at Roche/Genentech, where he served from 1997 until his retirement in 2018. At Roche/Genentech, he led the scale-up, large-scale production and global distribution of medicines. Post-retirement, he advises in the bio-pharma industry, leveraging his experience in operations, which includes strategy, leadership effectiveness and post-merger integration. His experience includes VP, SVP and EVP roles at Roche in New Jersey, California and Switzerland. He holds an MBA from New York University and a BS from Worcester Polytechnic Institute. He has served on various industry advisory bodies and currently serves on the boards of Hovione and Worcester Polytechnic Institute. The Board has appointed Mr. David LaPre as a director to fill the vacancy in connection with Mr. Vecchiolla’s resignation on January 1, 2024.

Family Relationships and Arrangements

There are no family relationships among any of our directors or executive officers. Except as provided in the Merger Agreement in connection with the Business Combination, there are no arrangements or understandings with any other person under which any of our directors and officers was elected or appointed as a director or executive officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten (10) years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. For more information regarding legal proceedings, see the section entitled “Business — Legal Proceedings.”

Board Composition

Our business and affairs will be managed under the direction of our board of directors. Mr. Camaisa serves as Chair of the board of directors. The primary responsibilities of the board of directors will be to provide oversight, strategic guidance, counselling and direction to our management. The board of directors of will meet on a regular basis and additionally as required.

In accordance with the terms of the Bylaws, the board of directors may establish the authorized number of directors from time to time by resolution. The board of directors consists of six (6) members.

Our stockholders held the Special Meeting, at which meeting the stockholders approved and adopted a proposal to elect seven directors to serve staggered terms on the board of directors upon the consummation of the Business Combination until the first, second and third annual meetings of stockholders following the date of effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, as applicable, or until the election and qualification of their respective successors, or until their earlier resignation, removal or death. In accordance with the Second Amended and Restated Certificate of Incorporation, the board of directors is divided into three classes, as nearly equal in number as possible and designated Class I, Class II and Class III. The term of the initial Class I Directors expires at the first annual meeting of the stockholders of the Company following the effectiveness of this Second Amended and Restated Certificate of Incorporation; the term of the initial Class II Directors expires at the second annual meeting of the stockholders of the Company following the effectiveness the Second Amended and Restated Certificate of Incorporation; and the term of the initial Class III Directors will expire at the third annual meeting of the stockholders of the Company following the effectiveness of the Second Amended and Restated Certificate of Incorporation. The directors of the initial Class I, Class II and Class III are as follows:

●	George Ng and Alan Stewart serve as the Class I directors;
●	David LaPre and James Schoeneck serve as the Class II directors; and
●	Allan Camaisa and Scott Leftwich serve as the Class III directors.

Director Independence

In connection with the appointment of the directors to the committees, the board of directors undertook a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, the board of directors determined that none of the directors, other than Mr. Camaisa and Mr. Ng, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the NYSE listing standards. In making these determinations, the board of directors of considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the board of directors deems relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions described in the section entitled “Related Party Transactions.”

Board of Directors in Risk Oversight

One of the key functions of the board of directors is to have informed oversight of our risk management process. The board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, Our board of directors is responsible for monitoring and assessing strategic risk exposure and the audit committee will have the responsibility to consider and discuss the major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The compensation committee also assesses and monitors whether the compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Upon the consummation of the Business Combination, the board of directors reconstituted the audit committee, compensation committee, and nominating and corporate governance committee. On the Closing Date, our board of directors adopted new charters for nominating and corporate governance committee, compensation committee and audit committee (the “Charters”). Copies of the Charters for each committee are available on the investor relations portion of website at www.calidibio.com.

Audit Committee

The audit committee consists of the following members: Alan Stewart and James Schoeneck. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairman of our audit committee is Alan Stewart. Our board of directors of directors has determined that James Schoeneck is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his or her employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

●	helping our board of directors oversee our corporate accounting and financial reporting processes;

●	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures;

●	assisting with design and implementation of our risk assessment functions;

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing related person transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of the following members: James Schoeneck, Scott Leftwich and David LaPre. The chairman of our compensation committee is Scott Leftwich. Our board of directors has determined that each member of the compensation committee satisfies the independence requirements under the listing standards of the NYSE, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

Specific responsibilities of our compensation committee include:

●	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	administering our equity incentive plans and other benefit programs;

●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management;

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy; and

●	reviewing and evaluating with the chief executive officer the succession plans for our executive officers.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of the following members: Scott Leftwich, James Schoeneck and Alan Stewart. The chairman of our nominating and corporate governance committee Scott Leftwich. Our board of directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the listing standards of the NYSE.

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors;

●	reviewing with our chief executive officer the plans for succession to the offices of our executive officers and make recommendations to our board of directors with respect to the selection of appropriate individuals to succeed to these positions;

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Compensation Committee Interlocks

None of the members of the compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of our board of directors or compensation committee.

Non-Employee Director Compensation Policy

The board of directors will review director compensation periodically to ensure that director compensation remains competitive such that we will be able to recruit and retain qualified directors. We intend to develop a director compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter limits a director’s liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

Delaware law and the Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at its request.

We plan to maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at www.calidibio.com. Information contained on or accessible through this website is not a part of this report, and the inclusion of such website address in this report is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements.

Indemnification Agreements

We executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of our Board members and executive officers (each, an “Indemnitee”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our officer, director and or agent, or is or was serving at our request as a director, officer, employee, agent or advisor of another corporation, partnership, joint venture, trust, limited liability company, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended December 31, 2023, were timely filed except for the following due to administrative oversight: Form 3 filed 1 business day late on September 25, 2023 reporting the respective initial securities ownership of Allan Camaisa (jointly filed with Jamir Trust and AJC Capital, LLC), Tony Kalajian (our former Chief Accounting Officer and Interim Chief Financial Officer), Boris Minev, Wendy Pizarro, Lee Heehyoung (our former director), George Ng, James Schoeneck and Scott Leftwich, who became our executive officers and directors upon the consummation of the Business Combination on September 12, 2023; Form 3 filed 3 business days late on October 25, 2023 reporting the initial securities ownership of Alan Stewart, who was appointed as our director on October 10, 2023; Form 4 filed 8 business days late on January 4, 2024 reporting restricted stock units granted and vested respectively to Scott Leftwich, James Schoeneck, Alan Stewart and Alfonso Zulueta (our former director) on December 21, 2023; and Form 4 filed 8 business days late on January 4, 2024 reporting the grant of non-qualified stock options to Allan Camaisa on December 21, 2023.

In addition, following a review of our SEC filings, it was discovered that Mr. Zulueta, our former director, did not file an initial Form 3 in connection with his appointment as our director on September 12, 2023, and Mr. David LaPre, one of our directors, did not file an initial Form 3 in connection with his appointment as our director on January 1, 2024. Mr. Zulueta filed a voluntary “exit” Form 4 filing on January 4, 2024 in connection with his resignation. Mr. LaPre’s Form 3 was subsequently filed on March 12, 2024.

ITEM 11 - EXECUTIVE COMPENSATION

Calidi Executive Officer and Director Compensation

The following disclosure concerns the compensation arrangements of Calidi’s named executive officers and directors for the fiscal year ended December 31, 2023 and December 31, 2022 (i.e., pre-Business Combination). Such disclosure should be read together with the compensation tables and related disclosures provided below and in conjunction with Calidi’s financial statements and related notes appearing elsewhere in this report. As an emerging growth company, Calidi has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, and paid to the named executive officers of Calidi for services rendered to Calidi in all capacities for the fiscal year ended December 31, 2023.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($)(1)	NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)(2)		TOTAL ($)

Allan Camaisa(3)	2023	257,240		130,332		48,940		436,512
Chief Executive Officer and Chairman of the Board	2022	43,240	—	772,000	—	722,578	(4)	1,537,818
George Ng(5)	2023	233,141				498,202		731,343
Prior President, Chief Operating Officer and Current Director	2022	405,640	300,000	1,705,792	—	49,448		2,460,880
Wendy Pizarro(6)	2023	245,219				50,185		295,404
Chief Legal Officer, Chief Administrative Officer, Chief Diversity Officer and Corporate Secretary	2022	67,901		1,137,200	—	364,176	(6)	1,569,277
Tony Kalajian(7)	2023	331,830	150,000			25,185		507,015
Prior Chief Accounting Officer and Interim Chief Financial Officer	2022	153,236		710,750		450,376		1,314,362
Boris Minev, Ph.D.	2023	320,192	30,000			49,904		400,096
President, Medical & Scientific Affairs	2022	299,813		283,600		39,181		622,594

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in Calidi’s consolidated financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 11 to Calidi’s consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized, if any, by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	This column reflects the aggregate value of other categories of payment, consisting of costs of medical, dental, vision, life and disability insurance coverage, commuter reimbursement fees and cell phone plan costs, paid by Calidi, as well as deferred salary, if any, for certain individuals as discussed in the notes below.

(3)	Mr. Camaisa also serves as the chairman of the board of directors but does not receive any additional compensation in his capacity as a director.

(4)	In addition to the other payments referenced in note (2), under the terms of his employment contract, Mr. Camaisa has deferred salary in the amount of $674,179 for 2022 which was paid upon the Company completing the Business Combination in September 2023. For a brief description of the deferral arrangement see “Agreements with Named Executive Officers” below. Also see note 5 to Calidi’s consolidated financial statements included in this report for more information. As of December 31, 2023, there was no deferred salary payable to Mr. Camaisa.

(5)	Mr. Ng was hired in February 2022 and serves as a director but does not receive any additional compensation in his capacity as a director other than an initial grant of options to purchase 41,620 shares of common stock upon his appointment. On June 23, 2023, Mr. Ng was terminated as President and Chief Operating Officer. Mr. Ng entered into a separation agreement and release (“Ng Separation Agreement”). Under the terms of the Ng Separation Agreement, Mr. Ng will be paid $450,000 all due and payable twelve months from the effective date, as defined in the Ng Separation Agreement. He remains a director of Calidi.

(6)	In addition to the other payments referenced in note (2), under the terms of her employment contract, Ms. Pizarro had deferred salary in the amount of $325,105 for 2022 which was paid upon the Company completing the Business Combination in September 2023. For a brief description of the deferral arrangement see “Agreements with Named Executive Officers” below. Also see note 5 to Calidi’s consolidated financial statements included in this report for more information. As of December 31, 2023, there was no deferred salary payable to Ms. Pizarro.

(7)	On October 23, 2023, Mr. Kalajian resigned from all positions with the Company including his roles as Chief Accounting Officer and interim Chief Financial Officer.

Non-Equity Compensation

We seek to motivate and reward our named executive officers for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus payable in cash of up to 50% for Mr. Camaisa, up to 30% for Ms. Pizarro, up to 30% for Dr. Minev, and up to 50% for other executive officers, as approved by our board of directors from time to time based on the achievement of individual and company-wide annual performance goals as determined by our compensation committee.

Equity Incentive Plan

Prior to January 1, 2019, we adopted the 2016 Stock Plan (the “2016 Plan”) under which we were authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, we terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, we assumed the outstanding options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, we adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Since only the outstanding options under the 2019 Plan was assumed, we may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options issued under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 20,000,000 (pre-Business Combination) equity awards, which was increased to up to 25,500,000 (pre-Business Combination) in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of December 31, 2023, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

Under the 2019 Plan, awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2019 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

No Awards may be granted under the 2019 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 3,937,802 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of December 31, 2023, the Administrator has issued RSUs and stock options under the 2023 Plan.

Under the 2023 Plan, Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2023 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

No Awards may be granted under the 2023 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

On January 18, 2023, the Board of Directors approved a repricing for the exercise price for approximately 1.5 million stock options that had been previously granted at $9.27 per share to $7.11 per share to reflect the current fair value of Calidi’s common stock taking this Business Combination into account. All vesting conditions remained unchanged. As of December 31, 2023, there were options to purchase 7,577,872 shares of Calidi common stock outstanding under the 2019 Plan, with exercise prices ranging from $0.48 per share to $7.11 per share. As of December 31, 2023, there were options to purchase 292,998 shares of Calidi common stock outstanding under the 2023 Plan, with exercise prices ranging from $1.80 per share to $3.32 per share and there were 40,218 RSUs outstanding under the 2023 Plan.

Stock Options

Options granted under the 2019 Plan and 2023 Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify as incentive stock options. Incentive stock options may be granted only to our employees and employees of domestic subsidiaries, as applicable. The exercise price of stock options shall be equal to or greater than the fair market value of our common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of our stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $100,000, otherwise it will be classified as a non-qualified stock option.

The exercise price of an option may be payable in cash or in common stock, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as the Board or Administrator may approve.

Generally, options vest over four years and will be exercisable only while the optionee remains an employee, director or consultant, or during the three months thereafter, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of twelve months after termination or the expiration date of the option.

Certain option awards provide for accelerated vesting if there is a change in control as defined in the 2019 Plan and 2023 Plan or upon completion of a merger, including this Business Combination. Although it is anticipated that the Business Combination did not constitute a change in control under the 2019 Plan, it did however, result in unvested options representing approximately 67,008 shares of common stock that were subject to accelerated vesting at the Closing.

Outstanding Equity Awards as of December 31, 2023

The following table sets forth certain information about equity awards granted to Calidi’s named executive officers that remained outstanding as of December 31, 2023.

	OPTION AWARDS
NAME	grant date	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)		OPTION EXPIRATION DATE

Allan J. Camaisa (granted to AJC Capital, of which Mr. Camaisa is the sole member except for the grant on February 1, 2022 which was granted to Mr. Camaisa individually)	7/01/2016	332,984	—	0.48		7/01/2026
	7/01/2016	416,230	—	0.60		7/01/2026
	7/01/2016	41,623	—	0.60		7/01/2026
	1/01/2017	416,230	—	0.60		1/01/2027
	1/01/2018	416,230	—	0.60		1/01/2028
	1/01/2019	416,230		0.60		1/01/2029
	1/01/2020	407,558	8,672	2.40		1/01/2030
	03/30/2021	73,709	30,349	2.40		3/30/2031
	12/02/2021	53,760	29,486	2.40		12/2/2031
	12/02/2021	60,703	43,355	4.01		12/2/2031
	2/1/2022	21,914	42,530	7.11	(1)	2/1/2032
	12/21/2023	100,000	-	1.80		12/21/2023

George Ng(2)	5/9/2019	208,116	—	1.80		5/09/2029
	10/9/2019	104,058	_	1.80		10/09/2029
	3/30/2021	58,963	24,283	2.40		3/30/2031
	2/1/2022	99,718	108,397	7.11	(1)	2/1/2032
	2/1/2022	19,947	21,676	7.11	(1)	2/1/2032

Wendy Pizarro	12/01/2022	6,502	25,149	4.01		12/1/2032
	2/1/2022	62,707	86,713	7.11	(1)	2/1/2032

Tony Kalajian	3/30/2021	1,734	—	2.40		1/23/2024	(3)
	12/2/2021	2,168	—	4.01		1/23/2024	(3)
	2/1/2022	2,167	—	7.11		1/23/2024	(3)

Boris Minev	7/1/2016	145,681	—	0.60		7/1/2026
	12/27/2019	2,601	868	0.60		12/27/2029
	4/15/2020	1,735	1,735	2.40		4/15/2030
	3/30/2021	8,671	30,349	2.40		3/30/2031
	2/28/2022	3,468	21,676	7.11	(1)	2/28/2032

(1)	On January 18, 2023, the $9.27 exercise price per share was adjusted to $7.11 per share pursuant to a January 2023 valuation and a repricing of certain stock options approved by Calidi’s Board of Directors. All vesting conditions remained unchanged.
(2)	On June 23, 2023, Mr. Ng was terminated as President and Chief Operating Officer. He remains a director of Calidi.
(3)	On October 23, 2023, Mr. Kalajian resigned as Chief Accounting Officer and Interim Chief Financial Officer. Pursuant to his option agreements, his exercisable options expire three months following his termination date.

Agreements with Named Executive Officers

We have employment agreements or offer letters with each of our named executive officers. The material terms of each of these agreements are described below. These agreements provide for base salaries and incentive compensation, and each component reflects the scope of each named executive officer’s anticipated responsibilities and the individual experience they bring to our company. The employment of each of our named executive officers is “at will” and may be terminated at any time. In addition, each of our named executive officers has executed a form of our standard proprietary information and inventions agreement. In addition, we have employment agreements and arrangements with our other executive officers which provide for similar benefits, participation in bonus plans and severance payments upon a qualifying termination or Change in Control.

Allan Camaisa. On September 1, 2021, we entered into an employment agreement with Allan Camaisa. Mr. Camaisa is entitled to an initial annual base salary of $29,120, which will be increased to an annual base salary of $410,000, in the event we complete a single capital raise of $10 million or more. Mr. Camaisa may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 50% as approved from time to time by the board of directors pursuant to targets set by the compensation committee. Under his employment agreement, Mr. Camaisa also received an option to purchase 104,250 shares of the Company’s common stock and additional stock options may also be granted to him from time to time as determined by the board of directors. Such stock options shall have an exercise price equal to the “Fair Market Value” per share of the Company’s common stock on the date of grant and will be granted pursuant to the Company’s 2019 Equity Incentive Plan.

Effective February 1, 2022, Calidi and Mr. Camaisa entered into an updated employment agreement, which superseded the September 1, 2021 Camaisa Agreement (“Camaisa Updated Employment Agreement”). Under the Camaisa Updated Employment Agreement, Calidi increased Mr. Camaisa’s initial annual base salary to $31,200 (increased to $43,240 to comply with California non-exempt employee requirements) effective as of January 1, 2022. Under the Camaisa Updated Employment Agreement, Calidi recognized that from January 1, 2019, through December 31, 2019, Mr. Camaisa received a deferred annual base salary of $240,000 which has been paid from January 1, 2020, through January 31, 2022, Mr. Camaisa received a deferred annual base salary of $400,000 per year which has been paid; and effective February 1, 2022, Mr. Camaisa’s deferred base salary was increased to $450,000 and continued to accrue at that rate. Upon the completion the Business Combination, Mr. Camaisa’s annual base salary was adjusted to $450,000 and his accrued and unpaid deferred compensation was paid. Mr. Camaisa’s employment agreement also provides for certain severance benefits, the terms of which are described below under “— Potential Payments Upon Termination or Change in Control.”

George Ng. On February 1, 2022, Calidi’s board of directors appointed George Ng, as a director and President and Chief Operating Officer of Calidi. In connection with Mr. Ng’s appointment, Calidi entered into an employment agreement with Mr. Ng (“Ng Employment Agreement”). Under the Ng Employment Agreement, Mr. Ng is entitled to a base annual salary of $450,000, a signing bonus of $300,000, payable in three equal monthly installments beginning in May 2022 (of which $100,000 was accrued and unpaid as of December 31, 2022), a grant of options to purchase 208,100 shares of common stock based on standard vesting conditions under the 2019 Plan at an exercise price of $9.27 per share (as adjusted to $7.11 per share in January 2023 noted above) and an acceleration of vesting of certain, previously granted stock options under the 2019 Plan upon the completion of certain events. Mr. Ng is also eligible for an annual bonus of up to 35% of base salary, if approved by the board of directors pursuant to targets set by the compensation committee. Mr. Ng’s employment agreement also provides for certain severance benefits, the terms of which are described below under “— Potential Payments Upon Termination or Change in Control.” Mr. Ng also received a grant of options to purchase 41,620 shares of common stock to serve as a director.

On June 23, 2023, Mr. Ng was terminated as President and Chief Operating Officer of Calidi. Mr. Ng remains as a director of Calidi. Concurrent with Mr. Ng’s termination, Mr. Ng and Calidi entered into a 6 month consulting agreement, subject to earlier termination by either party. Under the terms of the consulting agreement, Mr. Ng will provide Calidi strategic business advice of up to 10 hours per week. In consideration for Mr. Ng’s services, Mr. Ng’s stock options will continue to vest under each respective stock option agreements’ vesting schedule. Upon termination of the consulting agreement, Mr. Ng shall have 90 days to exercise his vested stock options consistent with the terms of Calidi’s stock option policies. In addition, as discussed below, Mr. Ng entered into a separation agreement and release.

Wendy Pizarro. On September 11, 2021, we entered into an agreement with Ms. Pizarro (the “Pizarro Agreement”). Ms. Pizarro’s base salary is deferred until an institutional round of funding closes. Upon closing of an institutional round of funding, Ms. Pizarro’s annual base salary will be $315,000 retroactive to Ms. Pizarro’s start date. Ms. Pizarro’s base salary will be increased to $380,000 upon Calidi raising a one-time lump sum of $10 million in capital or more. Ms. Pizarro also received a one-time sign-on bonus of $25,000. Subject to board approval, the Pizarro Agreement provides for options to purchase 104,050 shares of common stock at an exercise price equal to fair market value, subject to vesting restrictions. Ms. Pizarro may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 30% as approved from time to time by the board of directors pursuant to targets set by the compensation committee.

Effective February 1, 2022, Calidi and Ms. Pizarro entered into an updated employment agreement adding additional roles and responsibilities of Chief Administrative Officer and Corporate Secretary to her existing roles and responsibilities of Chief Legal Officer and Chief Diversity Officer (“Pizarro Updated Employment Agreement”). Under the Pizarro Updated Employment Agreement, from the date of September 6, 2021 through January 31, 2022, Ms. Pizarro will receive a deferred annual base salary of $315,000 and from February 1, 2022, Ms. Pizarro’s deferred base salary was increased to $400,000. Ms. Pizarro’s base salary was deferred until an institutional round of funding closes. Ms. Pizarro will be eligible to earn an annual discretionary bonus under our bonus plan of up to 30% her base salary as approved from time to time by the board of directors. In addition, Ms. Pizarro was granted options to purchase 166,480 shares of common stock based on standard vesting conditions under the 2019 Plan at an exercise price of $9.27 per share (as adjusted to $7.11 per share in January 2023 noted above), as well as acceleration of vesting of certain, previously granted stock options under the 2019 Plan upon the completion of certain events. The Pizarro Updated Employment Agreement also provides for certain severance benefits, the terms of which are described below under “— Potential Payments Upon Termination or Change in Control”, and for accrued deferred compensation payment described in the Non-Qualified Deferred Compensation Earnings column in the Summary Compensation Table above.

Boris Minev, Ph.D. On March 1, 2023, we entered into an employment agreement, as amended, with Boris Minev, Ph.D. Dr. Minev is entitled to an initial annual base salary of $300,000, which will be increased to $375,000 in the event we complete a single capital raise of $10 million or more. Dr. Minev may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 30% as approved from time to time by the board of directors. In addition, Dr. Minev will be entitled to a bonus of $100,000 for SNVI IND approval, and an additional $100,000 bonus for NNVI Phae 1B/2 IND approval or contributing significantly to signing of a license agreement in excess of $5 million. Under his employment agreement, Dr. Minev is entitled to receive an option to purchase 31,215 shares of common stock. In addition, Dr. Minev will be granted options to purchase 31,215 shares of common stock upon approval of the SNVI IND and options to purchase an additional 31,215 shares upon approval of the NNVI Phase 1B/2 IND.

Andrew Jackson. On October 25, 2023, we entered into an employment agreement with Andrew Jackson to serve as Chief Financial Officer, which became effective on October 30, 2023. Mr. Jackson has an annual base salary of $430,000 and is eligible to receive an annual bonus representing up to 35% of Mr. Jackson’s base salary, subject to the approval of the Board of Directors. In addition, subject to approval by the Board of Directors, we agreed to grant Mr. Jackson 300,000 incentive stock option to purchase Company common stock at an exercise price equal to the fair market value per share of the Company’s common stock on the date of grant (the “Stock Options”). Vesting of Stock Options will commence on the Effective Date (“Vesting Commencement Date”) and shall have a one (1) year cliff wherein 25% shall vest upon the one (1) year anniversary of the Vesting Commencement Date, and thereafter, 1/36th of the remaining shares subject to the Stock Options shall vest on the last day of each one month period of Mr. Jackson’s service as an employee, so that all of the shares subject to the Stock Options shall be vested on the fourth (4th) anniversary of the Vesting Commencement Date.

Potential Payments Upon Termination or Change in Control

Pursuant to their respective employment agreements, each named executive officer is entitled to receive amounts described below upon a qualifying termination or Change in Control.

Allan Camaisa. Pursuant to his employment agreement, if Mr. Camaisa’s employment with us ends due to his resignation for “good reason” or his termination by us other than for “cause,” each as defined in his employment agreement, he is entitled to receive: (i) a severance payment equal to twelve months of his then-current base salary and in the event of his termination other than for “cause” or resignation for “good reason” occurs after a Change in Control (as defined in his employment agreement), he will be entitled to receive severance payments equal to twenty-four months of his then-current base salary following his termination, and (ii) continued health benefits under COBRA for up to twelve months (twenty months upon a Change in Control), or if earlier, the date he is eligible for comparable replacement coverage under a subsequent employer’s group health plan. If such termination occurs three months prior to or any time after the occurrence of a Change in Control then, in addition to the foregoing severance payments, all unvested equity awards held by Mr. Camaisa at the time that such termination occurs will be accelerated in full and deemed to have vested as of the later date of his employment termination date or the date of the Change in Control. In addition, upon a Change in Control due to a merger or acquisition, all unvested equity awards held by Mr. Camaisa at the time will be automatically vested upon execution of the merger or acquisition transaction. Mr. Camaisa’s benefits are conditioned, among other things, on his compliance with his post-termination obligations under his employment agreement and his execution of a general release of claims in favor of Calidi.

George Ng. Pursuant to his employment agreement, if Mr. Ng’s employment with us ends due to his resignation for “good reason” or his termination by us other than for “cause,” each as defined in his employment agreement, he is entitled to receive: (i) a severance payment equal to twelve months of his then-current base salary and in the event of his termination other than for “cause” or resignation for “good reason” occurs after a Change in Control, he will be entitled to receive severance payments equal to twenty-four months of his then-current base salary following his termination, and (ii) continued health benefits under COBRA for up to twelve months (twenty months upon a Change in Control), or if earlier, the date he is eligible for comparable replacement coverage under a subsequent employer’s group health plan. If such termination occurs three months prior to or any time after the occurrence of a Change in Control then, in addition to the foregoing severance payments, all unvested equity awards held by Mr. Ng at the time that such termination occurs will be accelerated in full and deemed to have vested as of the later date of his employment termination date or the date of the Change in Control. In addition, upon a Change in Control due to a merger or acquisition, all unvested equity awards held by Mr. Ng at the time will be automatically vested upon execution of the merger or acquisition transaction. Mr. Ng’s benefits are conditioned, among other things, on his compliance with his post-termination obligations under his employment agreement and his execution of a general release of claims in favor of Calidi. Effective June 23, 2023, Mr. Ng’s employment was terminated (see Note 14 to our audited consolidated financial statements included elsewhere in this report).

On June 23, 2023, Mr. Ng was terminated as President and Chief Operating Officer, and on that same date, Mr. Ng entered into a separation agreement and release (“Ng Separation Agreement”). Under the terms of the Ng Separation Agreement, Mr. Ng will be paid $450,000 all due and payable twelve months from the effective date, as defined in the Ng Separation Agreement. Further, Calidi will reimburse Mr. Ng for his medical premiums pursuant to COBRA for a period of 6 months. In addition, certain bonuses due to Mr. Ng and amounts due to Mr. Ng’s consulting firm in the aggregate amount of $166,000 were contributed for the purchase of a SAFE agreement with Calidi which provides that upon a conversion event, including a business combination, the purchase amount under the SAFEs will automatically convert into the type of stock issued in conversion event, generally equal to the number of shares resulting from the purchase amount of the SAFE at 80% of the per share price issued in the conversion event. Finally, as discussed above, Mr. Ng’s outstanding stock options are subject to the Ng Consulting Agreement. In connection with entering into the Ng Separation Agreement, Calidi and Mr. Ng entered into a mutual general release.

Wendy Pizarro. Pursuant to her employment agreement, if Ms. Pizarro’s employment with us ends due to her resignation for “good reason” or her termination by us other than for “cause,” each as defined in her employment agreement, she is entitled to receive: (i) severance payments equal to six months of her then-current base salary following her termination and in the event of her termination other than for “cause” or resignation for “good reason” occurs after a Change in Control, she will be entitled to receive severance payments equal to twelve months of her then-current base salary following her termination, and (ii) continued premiums for health benefits under COBRA for up to six months (twelve months upon a Change in Control) or if earlier, the date she is eligible for comparable replacement coverage under a subsequent employer’s group health plan. If such termination occurs three months prior to or any time after the occurrence of a Change in Control then, in addition to the foregoing severance payments, all unvested equity awards held by Ms. Pizarro at the time that such termination occurs will be accelerated in full and deemed to have vested as of the later date of her employment termination date or the date of the Change in Control. In addition, upon a Change in Control due to a merger or acquisition, all unvested equity awards held by Ms. Pizarro at the time will be automatically vested upon execution of the merger or acquisition transaction. Ms. Pizarro’s benefits are conditioned, among other things, on her compliance with her post-termination obligations under her employment agreement and her execution of a general release of claims in favor of Calidi.

Tony Kalajian Pursuant to his employment agreement dated September 1, 2021, if Mr. Kalajian’s employment with us ends due to his resignation for “good reason” or his termination by us other than for “cause,” each as defined in his employment agreement, he is entitled to receive: (i) severance payments equal to six months of his then-current base salary following his termination and in the event of his termination other than for “cause” or resignation for “good reason” occurs after a Change in Control, he will be entitled to receive severance payments equal to twelve months of her then-current base salary following her termination, and (ii) continued premiums for health benefits under COBRA for up to six months (twelve months upon a Change in Control) or if earlier, the date he is eligible for comparable replacement coverage under a subsequent employer’s group health plan. Mr. Kalajian’s benefits are conditioned, among other things, on his compliance with his post-termination obligations under his employment agreement and his execution of a general release of claims in favor of Calidi. On October 23, 2023, Mr. Kalajian resigned and on November 15, 2023, he filed a complaint in the Superior Court of the State of California County of San Diego against us, among others, alleging constructive discharge of his position of interim Chief Financial Officer.

Boris Minev, Ph.D. Pursuant to his employment agreement, if Dr. Minev’s employment with us ends due to his resignation for “good reason” or his termination by us other than for “cause,” each as defined in his employment agreement, he is entitled to receive: (i) severance payments equal to six months of his then-current base salary following his termination and in the event of his termination other than for “cause” or resignation for “good reason” occurs after a Change in Control, he will be entitled to receive severance payments equal to twelve months of his then-current base salary following his termination, and (ii) continued premiums for health benefits under COBRA for up to six months (twelve months upon a Change in Control) or if earlier, the date he is eligible for comparable replacement coverage under a subsequent employer’s group health plan. If such termination occurs 90 days prior to or any time after the occurrence of a Change in Control then, in addition to the foregoing severance payments, all unvested equity awards held by Dr. Minev at the time that such termination occurs will be accelerated in full and deemed to have vested as of the later date of his employment termination date or the date of the Change in Control. In addition, upon a Change in Control due to a merger or acquisition, all unvested equity awards held by Dr. Minev at the time will be automatically vested upon execution of the merger or acquisition transaction. Dr. Minev’s benefits are conditioned, among other things, on his compliance with his post-termination obligations under his employment agreement and his execution of a general release of claims in favor of Calidi.

Andrew Jackson. Mr. Jackson’s employment agreement may be terminated, in writing with at least thirty (30) days’ prior written notice, by the Company for or without cause or by Mr. Jackson with or without good reason. If Mr. Jackson’s employment is terminated without cause or he resigns with good reason, Mr. Jackson will receive the following severance benefits, including but not limited to, his fully earned but unpaid base salary; six (6) months’(“Severance Period”) pay at Mr. Jackson’s monthly base salary rate, payable in a lump sum or in instalments subject to the Company’s discretion; and additional stock award acceleration under the circumstances described therein. In the event Mr. Jackson’s employment is terminated without cause or he resigns with good reason following a change in control, the Severance Period shall be increased to 12 (twelve) months and the cash severance shall instead be paid in a lump sum. Such post-termination payments and benefits are conditioned on Mr. Jackson’s execution and non-revocation of a general release of claims in favor of the Company.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Calidi during the fiscal year ended December 31, 2023.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan sponsored by Calidi during the fiscal year ended December 31, 2023.

Benefits

Each of the named executive officers is eligible to participate in Calidi’s standard employee benefit plans and programs.

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $22,500 for calendar year 2023. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. As of December 31, 2022, we did not provide any employer match to employee’s contributions, and effective January 1, 2023, the 401(k) plan was changed to a safe harbor plan under which we will make safe harbor contributions equal to 100% of a participant’s elective deferral, not to exceed 4% of compensation.

Other Benefits

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees.

We generally have not provided perquisites or personal benefits except in limited circumstances, and except as set forth above under “Summary Compensation Table,” we did not provide any perquisites or personal benefits to our named executive officers in fiscal year ended December 31, 2023.

2023 Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors earned or paid for services rendered to Calidi for the year ended December 31, 2023. Mr. Camaisa and Mr. Ng also served as our directors. Mr. Camaisa’s and Mr. Ng’s compensation as named executive officer is set forth above under “Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(1)(2)	RESTRICTED STOCK UNITS ($)	TOTAL ($)
James A. Schoeneck	—	90,439	19,125	109,564
Scott Leftwich(3)	73,328	90,439	16,125	179,892
Heehyoung Lee, Ph.D.(5)	—	—	—	—
Alfonso Zulueta(4)	—		10,160	10,160
Paul H. Neuharth, Jr.(4)	—	—	—	—
Alan Stewart(6)	—	107,448	13,108	120,556
Thomas Vecchiolla(7)	—	—	13,875	13,875
	73,328	288,326	72,393	434,047

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in note 11 to our consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	The table below lists the aggregate number of shares subject to option awards outstanding for each of our directors, other than Mr. Camaisa, as of December 31, 2023.
(3)	Certain fees earned by Mr. Leftwich were deferred and unpaid prior to January 1, 2021, and as of December 31, 2023, accrued and unpaid board and advisory fees due to Mr. Leftwich totaled $555,730 (see notes 5 and 7 to our consolidated financial statements included in this report).
(4)	Mr. Zulueta was appointed as a member of the Board of Directors and Mr. Neuharth resigned as a member of the Board of Directors, both effective as of February 1, 2022. Mr. Zulueta resigned as a director on November 29, 2023.
(5)	Ms. Lee resigned as director on October 10, 2023.
(6)	Mr. Stewart was appointed as director on October 10, 2023
(7)	Mr. Vecchiolla resigned as a director effective January 1, 2024.

NUMBER OF SHARES SUBJECT TO OUTSTANDING OPTIONS AS OF DECEMBER 31, 2023
Scott Leftwich	682,741

George Ng(1)	645,158

James A. Schoeneck	403,453
Alan Stewart(2)	59,782
Thomas Vecchiolla(3)	7,708
David LaPre(4)	-

(1)	In February 2022, Mr. Ng. was hired as Calidi’s President and Chief Operating Officer – see Summary Compensation Table above and serves as a director but does not receive any additional compensation in his capacity as a director other than an initial issuance of options to purchase 100,000 shares of common stock. Also includes options to purchase 500,000 shares of common stock granted pursuant to Mr. Ng’s employment contract discussed above. Mr. Ng was terminated as President and Chief Operating Officer on June 23, 2023.
(2)	Mr. Stewart was appointed to the Board on October 10, 2023
(3)	Mr. Vecchiolla resigned as a director effective January 1, 2024
(4)	Mr. La Pre was appointed to the Board on January 1, 2024

Non-Employee Director Compensation Policy

We provide cash and/or equity-based compensation to certain of our directors for the time and effort necessary to serve as a member of our board of directors. In addition, all of our directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board or committees thereof.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, Compensation Discussion and Analysis disclosure, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Compensation of Executive Officers and Directors of FLAG Pre-Business Combination

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

Compensation of Executive Officers and Directors

The compensation committee oversees the compensation policies, plans and programs and review and determine compensation to be paid to executive officers, directors and other senior management, as appropriate. The compensation policies for the Company are intended to provide for compensation that is sufficient to attract, motivate and retain executives of the Company and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

Subject to any modifications or recommendations by the compensation committee, the executive officers and directors of the Company currently receive substantially the same compensation that they receive from Calidi prior to the Business Combination, and also be subject to substantially the same severance terms under their respective employment agreement and arrangements with Calidi. The description of the employment agreements and arrangements is forth in the sections titled “Executive Compensation — Calidi Executive Officer and Director Compensation” and section titled, “Certain Relationships and Related Person Transactions — Calidi Related Party Transactions.”

Employee Benefit and Stock Plans

Equity-based compensation is an important foundation in the executive compensation packages as we believe it will maintain a strong link between executive incentives and the creation of stockholder value. It is anticipated that the performance and equity-based compensation will be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. Formal guidelines for the allocations of cash and equity-based compensation have not yet been determined, but it is expected that the Incentive Plan will be an important element of our compensation arrangements for both executive officers and directors, and that the executive officers will also be eligible to participate in the 2023 ESPP.

Exchange Stock Options

As a result of the Business Combination, all outstanding options to purchase Calidi stock were assumed by the Company and the Assumed Options are currently exercisable for newly issued shares of common stock of New Calidi, subject to the terms of their applicable plan and agreement pursuant to which to original options were granted. As such each Assumed Option is subject to the terms and conditions set forth in the Calidi Equity Plan (except any references therein to Calidi or Calidi Common Stock will instead mean our common stock, and except for any other terms that are rendered inoperative by the Transactions). Each Assumed Option has the right to acquire a number of shares of our common stock equal to (as rounded down to the nearest whole number) the product of (A) the number of shares of Calidi Common Stock which the Calidi Option had the right to acquire immediately prior to the Effective Time, multiplied by (B) the Conversion Ratio; (ii) have an exercise price equal to (as rounded up to the nearest whole cent) the quotient of (A) the exercise price of the Calidi Option (in U.S. Dollars), divided by (B) the Conversion Ratio; and is subject to the same vesting schedule as the applicable Calidi Option. As of January 5, 2024, there were 7,577,872 Assumed Options issued and outstanding under the 2019 Plan.

2023 Equity Incentive Plan

Our board of director approved the 2023 Equity Incentive Plan (“Incentive Plan”), subject to the approval of our stockholders. On August 28, 2023, the Incentive Plan was approved by our stockholder and the Incentive Plan became effective upon the consummation of the Business Combination. The Company is authorized to grant equity awards to eligible service providers following consummation of the Business Combination. The purpose of the Incentive Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of Company, its parents, subsidiaries and affiliates that exist now or in the future, by offering them an opportunity to participate in the Company’s future performance through the grant of Awards (as defined in the Incentive Plan).

Description of the Incentive Plan

The material features of the Incentive Plan are described below. The following description of the Incentive Plan is a summary only. This summary is not a complete statement of the Incentive Plan and is qualified in its entirety by reference to the complete text of the Incentive Plan, a copy of which has been filed with the SEC.

Administration. The Incentive Plan is expected to be administered by Calidi’s compensation committee, all of the members of which are outside directors as defined under applicable federal tax laws, or by the board of directors of Calidi acting in place of the compensation committee (the “Incentive Plan Administrator”). Subject to the terms and conditions of the Incentive Plan, the compensation committee will have the authority, among other things, to select the persons to whom awards may be granted, construe and interpret the Incentive Plan, determine the number of shares of common stock or other consideration subject to awards, determine the terms of such awards and prescribe, amend and rescind the rules and regulations relating to the plan or any award granted thereunder, as well as to make all other determinations necessary or advisable for the administration of the Incentive Plan. The Incentive Plan provides that the Calidi Board or compensation committee may delegate its authority, including the authority to grant awards, to one or more executive officers to the extent permitted by applicable law, except, however, that awards granted to non-employee directors may only be established by Calidi’s Board.

Types of Awards. The Incentive Plan allows for the grant of incentive stock options, nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), other stock-based awards and other cash-based awards (collectively, the “Awards”) at the discretion of the Incentive Plan Administrator.

Share Reserve. Subject to Sections 2.6 and 21 in the Incentive Plan, the total number of shares of Common Stock (the “Shares”) reserved and available for grant and issuance pursuant to the Incentive Plan is 3,937,802 Shares, which is equal to 10% of the issued and outstanding shares of Calidi determined as of immediately after the closing of the Merger.

Lapsed or Returned Awards. If Shares are subject to issuance upon exercise of an option or SAR granted under the Incentive Plan but which cease to be subject to the option or SAR for any reason other than exercise of the option or SAR, are subject to Awards granted under the Incentive Plan that are forfeited or are repurchased by Calidi at the original issue price, are subject to Awards granted under Incentive Plan that otherwise terminate without such Shares being issued or are surrendered pursuant to an Exchange Program (as defined in the Incentive Plan), the Shares subject to such awards will again be available for issuance under the Incentive Plan. If options or stock appreciation rights granted under the Incentive Plan are exercised or RSUs are settled, only the number of shares actually issued upon exercise or settlement of such awards will reduce the number of shares available under the Incentive Plan. If an award is paid out in cash or other property rather than Shares, such cash payment will not result in reducing the number of Shares available for issuance under the Incentive Plan. Shares used to satisfy the tax withholding obligations related to an RSU or used to pay the exercise price of an Award or withheld to satisfy the tax withholding obligations related to an Award will become available for grant and issuance in connection with subsequent Awards under this Plan. Shares that otherwise become available for grant and issuance due to the foregoing will not include Shares subject to Awards that initially became available because of the substitution clause in Section 21.2 in the Incentive Plan.

Shares issued under the Incentive Plan may be authorized but unissued shares or treasury shares. As of the date hereof, no awards have been granted under the Incentive Plan.

Incentive Stock Option Limit. No more than 3,000,000 shares of Calidi’s Common Stock may be issued under the Incentive Plan upon the exercise of ISOs.

Annual Limitation on Compensation of Non-Employee Directors. Non-employee directors are eligible to receive any type of Award offered under this Plan except ISOs. The grant date fair value of awards granted to each non-employee director during any fiscal year of Calidi may not exceed $750,000 (on a per-director basis). This limit is increased to $1,000,000 in the fiscal year a non-employee director is initially appointed or elected to Calidi’s Board. A Non-employee director may elect to receive his or her annual retainer payments and/or meeting fees from Calidi in the form of cash or Awards or a combination thereof, if permitted, and as determined, by the Incentive Plan Administrator.

Eligibility. Employees (including officers), directors and consultants who render services to Calidi or a parent or subsidiary thereof (whether now existing or subsequently established) are eligible to receive awards under the Incentive Plan. ISOs may only be granted to employees of Calidi or a parent or subsidiary thereof (whether now existing or subsequently established). As of and assuming closing of the Merger, approximately 13 persons (including 8 executive officers and 5 non-employee directors) would be eligible to participate in the Incentive Plan.

International Participation. The Incentive Plan Administrator has the authority to determine which subsidiaries of Calidi will be covered by the Incentive Plan, determine which individuals outside the United States are eligible to participate in the Incentive Plan, modify the terms and conditions of any Award granted to individuals outside the United States or foreign nationals to comply with applicable foreign laws, policies, customs, and practices, establish subplans and modify applicable grant terms and take any action that the Incentive Plan Administrator determines to be necessary or advisable to obtain approval or comply with any local governmental regulatory exemptions or approvals.

Repricing. The Incentive Plan Administrator has full authority to reprice options and stock appreciation rights (where such repricing is a reduction in the exercise price of outstanding options or SARs, the consent of the affected participants is not required provided written notice is provided to them) and to approve programs in which options and stock appreciation rights are exchanged for cash or other equity awards on terms the Incentive Plan Administrator determines, with the consent of the respective participants.

Stock Options. A stock option is the right to purchase a certain number of shares of stock at a fixed exercise price which, pursuant to the Incentive Plan, may not be less than 100% of the fair market value of Calidi Common Stock on the date of grant. Subject to limited exceptions, an option may have a term of up to 10 years and will generally expire sooner if the option holder’s service terminates. Options will vest at the rate determined by the Incentive Plan Administrator. An option holder may pay the exercise price of an option in cash, or, with the Incentive Plan Administrator’s consent, with shares of stock the option holder already owns, with proceeds from an immediate sale of the option shares through a broker approved by the Incentive Plan Administrator, through a net exercise procedure or by any other method permitted by applicable law.

The Incentive Plan Administrator may grant ISOs or NSOs to eligible employees and shall further determine the number of Shares subject to the option, the exercise price of the option, the period during which the option may vest and be exercised, and all other terms and conditions of the option.

With respect to awards granted as ISOs, to the extent that the aggregate fair market value of Calidi Common Stock with respect to which such ISOs are exercisable for the first time by an option holder during any calendar year under all of Calidi’s stock plans exceeds one hundred thousand dollars ($100,000), such options will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of Calidi’s total combined voting power or that of any parent or subsidiary of Calidi unless (a) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (b) the term of the ISO does not exceed five years from the date of grant.

Stock Appreciation Rights. A stock appreciation right provides the recipient with the right to the appreciation in a specified number of shares of stock. The Incentive Plan Administrator shall determine the terms of each SAR, including the number of Shares subject to the SAR, the exercise price, which may not be less than the fair market value of Calidi Common Stock on the date of grant, and exercise period, the consideration to be distributed on exercise and settlement of the SAR, and the effect of the termination of service on each SAR. Subject to limited exceptions, a stock appreciation right may have a term of up to 10 years and will generally expire sooner if the recipient’s service terminates. SARs will vest at the rate determined by the Incentive Plan Administrator. Upon exercise of a SAR, the recipient will receive an amount in cash, stock, or a combination of stock and cash determined by the Incentive Plan Administrator, equal to the excess of the fair market value of the shares being exercised over their exercise price.

Restricted Stock Awards. A restricted stock award is an offer by Calidi to sell to an eligible employee that are subject to restrictions. Shares of restricted stock may be issued under the Incentive Plan pursuant to a restricted stock award agreement, for such consideration as the Incentive Plan Administrator may determine, including cash, services rendered or to be rendered to Calidi or such other forms of consideration permitted under applicable law. The Incentive Plan Administrator in its discretion shall determine the number of shares that may be purchased, the purchase price (if any), the restrictions under which the Shares will be subject, and all other terms and conditions of the restricted stock award. Recipients of restricted stock generally have all of the rights of a shareholder with respect to those shares, including voting rights, however any dividends and other distributions on restricted stock will generally be subject to the same restrictions on transferability and forfeitability as the underlying shares.

Restricted Stock Units. A restricted stock unit is a right to receive a share, at no cost to the recipient, upon satisfaction of certain conditions, including vesting conditions, established by the Incentive Plan Administrator pursuant to a restricted stock unit agreement. RSUs vest at the rate determined by the Incentive Plan Administrator and any unvested RSUs will generally be forfeited upon termination of the recipient’s service, provided that no RSU will have a term longer than 10 years. If the RSU is being earned upon satisfaction of performance criteria, the Incentive Plan Administer shall determine the nature, length, and starting date for the RSU, select from among the performance criteria to be used to measure the performance, if any, and determine the number of Shares deemed subject to the RSU. Settlement of RSUs may be made in the form of cash, stock or a combination of cash and stock, as determined by the Incentive Plan Administrator in its sole discretion. Recipients of RSUs generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled. At the Incentive Plan Administrator’s discretion and as set forth in the applicable restricted stock unit agreement, RSUs may provide for the right to dividend equivalents which will generally be subject to the same conditions and restrictions as the RSUs to which they pertain.

Changes to Capital Structure. In the event of certain changes in capitalization, including a stock split, reverse stock split or stock dividend, proportionate adjustments will be made in the number and kind of shares available for issuance under the Incentive Plan, the limit on the number of shares that may be issued under the Incentive Plan as ISOs, the number and kind of shares subject to each outstanding award and/or the exercise price of each outstanding award, subject to any required action by the Calidi Board or Calidi Stockholders and in compliance with applicable securities or other laws. No fractional shares shall be issued.

Corporate Transactions; Change in Control. If Calidi is party to a merger, consolidation or certain Change in Control transactions, each outstanding award will be treated as described in the definitive transaction agreement, which need not treat all outstanding awards in an identical manner, and, may include the continuation, assumption or substitution of an outstanding award, the cancellation of an outstanding award after an opportunity to exercise or the cancellation of an outstanding award in exchange for a payment equal to the value of the shares subject to such award less any applicable exercise price. In general, if an award held by a participant who remains in service at the effective time of a Change in Control transaction is not continued, assumed or substituted, then the award will vest in full. In the event such successor or acquiring corporation (if any) refuses to assume, convert, replace or substitute outstanding awards pursuant to a Corporate Transaction (as defined in the Incentive Plan), then the Incentive Plan Administrator will notify each participant that such participant’s award will, if exercisable, be exercisable for a period of time determined by the Incentive Plan Administrator in its sole discretion, and such award will terminate upon the expiration of such period.

Transferability of Awards. Unless the Incentive Plan Administrator determines otherwise, an award generally will not be transferable other than by beneficiary designation, a will or the laws of descent and distribution. The Incentive Plan Administrator may permit transfer of an award in a manner consistent with applicable law.

Amendment and Termination. The Incentive Plan Administrator may amend or terminate the Incentive Plan at any time. Any such amendment or termination will not affect outstanding awards. If not sooner terminated, the Incentive Plan will terminate automatically 10 years after its adoption by the FLAG Board. Shareholder approval is not required for any amendment of the Incentive Plan, unless required by applicable law, government regulation or exchange listing standards.

Certain Federal Income Tax Aspects of Awards Under the Incentive Plan

This is a brief summary of the U.S. federal income tax aspects of awards that may be made under the Incentive Plan based on existing U.S. federal income tax laws as of the date of this report. This summary covers only the basic tax rules. It does not describe a number of special tax rules, including the alternative minimum tax and various elections that may be applicable under certain circumstances. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which a holder may reside, nor does it reflect the tax consequences of a holder’s death. Therefore, no one should rely on this summary for individual tax compliance, planning or decisions. Participants in the Incentive Plan should consult their own professional tax advisors concerning tax aspects of awards under the Incentive Plan. The discussion below concerning tax deductions that may become available to Calidi Biotherapeutics under U.S. federal tax law is not intended to imply that Calidi will necessarily obtain a tax benefit from those deductions. The tax consequences of awards under the Incentive Plan depend upon the type of award. Changes to tax laws following the date of this report could alter the tax consequences described below.

Incentive Stock Options. No taxable income is recognized by an option holder upon the grant or vesting of an ISO, and no taxable income is recognized at the time an ISO is exercised unless the option holder is subject to the alternative minimum tax. The excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares is includable in alternative minimum taxable income.

If the option holder holds the purchased shares for more than one year after the date the ISO was exercised and more than two years after the ISO was granted (the “required ISO holding periods”), then the optionholder will generally recognize long-term capital gain or loss upon disposition of such shares. The gain or loss will equal the difference between the amount realized upon the disposition of the shares and the exercise price paid for such shares. If the option holder disposes of the purchased shares before satisfying either of the required ISO holding periods, then the option holder will recognize ordinary income equal to the fair market value of the shares on the date the ISO was price paid for the shares (or, if less, the amount realized on a sale of such shares). Any additional gain will be a capital gain and will be treated as short-term or long-term capital gain depending on how long the shares were held by the option holder.

Nonqualified Stock Options. No taxable income is recognized by an option holder upon the grant or vesting of an NSO, provided the NSO does not have a readily ascertainable fair market value. If the NSO does not have a readily ascertainable fair market value, the option holder will generally recognize ordinary income in the year in which the option is exercised equal to the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares. If the option holder is an employee or former employee, the optionholder will be required to satisfy the tax withholding requirements applicable to such income. Upon resale of the purchased shares, any subsequent appreciation or depreciation in the value of the shares will be treated as short-term or long-term capital gain or loss depending on how long the shares were held by the option holder.

Stock Appreciation Rights. In general, no taxable income results upon the grant of a SAR. A participant will generally recognize ordinary income in the year of exercise equal to the value of the shares or other consideration received. In the case of a current or former employee, this amount is subject to income tax withholding. Upon resale of the shares acquired pursuant to a SAR, any subsequent appreciation or depreciation in the value of the shares will be treated as short-term or long-term capital gain or loss depending on how long the shares were held by the recipient.

Restricted Stock Awards. A participant who receives an award of restricted stock generally does not recognize taxable income at the time of the award. Instead, the participant recognizes ordinary income when the shares vest, subject to withholding if the participant is an employee or former employee. The amount of taxable income is equal to the fair market value of the shares on the vesting date(s) less the amount, if any, paid for the shares. Alternatively, a participant may make a one-time election to recognize income at the time the participant receives restricted stock in an amount equal to the fair market value of the restricted stock (less any amount paid for the shares) on the date of the award by making an election under Section 83(b) of the Code.

Restricted Stock Unit. In general, no taxable income results upon the grant of an RSU. The recipient will generally recognize ordinary income, subject to withholding if the recipient is an employee or former employee, equal to the fair market value of the shares that are delivered to the recipient upon settlement of the RSU. Upon resale of the shares acquired pursuant to an RSU, any subsequent appreciation or depreciation in the value of the shares will be treated as short-term or long-term capital gain or loss depending on how long the shares were held by the recipient.

Section 409A. The foregoing description assumes that Section 409A of the Code does not apply to an award. In general, options and stock appreciation rights are exempt from Section 409A if the exercise price per share is at least equal to the fair market value per share of the underlying stock at the time the option or stock appreciation right was granted. RSUs are subject to Section 409A unless they are settled within two and one half months after the end of the later of (a) the end of Calidi’s fiscal year in which vesting occurs or (b) the end of the calendar year in which vesting occurs. Restricted stock awards are not generally subject to Section 409A. If an award is subject to Section 409A and the provisions for the exercise or settlement of that award do not comply with Section 409A, then the participant would be required to recognize ordinary income whenever a portion of the award vested (regardless of whether it had been exercised or settled). This amount would also be subject to a 20% U.S. federal tax in addition to the U.S. federal income tax at the participant’s usual marginal rate for ordinary income, plus premium interest.

Tax Treatment of Calidi Biotherapeutics. New Calidi will generally be entitled to an income tax deduction at the time and to the extent a participant recognizes ordinary income as a result of an award granted under the Incentive Plan. However, Section 162(m) of the Code may limit the deductibility of certain awards granted under the Incentive Plan. Although the Incentive Plan Administrator considers the deductibility of compensation as one factor in determining executive compensation, the Incentive Plan Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the shareholders’ best interests to maintain flexibility in the approach to executive compensation and to structure a program that Calidi considers to be the most effective in attracting, motivating and retaining key employees.

New Plan Benefits

Benefits to be received under the Incentive Plan are not determinable since they depend on awards to be established by the Incentive Plan Administrator.

Registration with the SEC

The Company intends to file a registration statement on Form S-8 registering the shares of our common stock reserved for issuance under the Incentive Plan as soon as reasonably practicable after we become eligible to use such form.

2023 Employee Stock Purchase Plan

Prior to the consummation of the Business Combination, our Board approved and adopted, subject to our stockholders approval, the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP. The purpose of the 2023 ESPP is to provide a means whereby the Company can align the long-term financial interests of its employees with the financial interests of its shareholders. In addition, the board of directors believes that the ability to allow its employees to purchase shares of our common stock will help it to attract, retain, and motivate employees and encourages them to devote their best efforts to our business and financial success.

On August 28, 2023 our stockholders approved the 2023 ESPP which became effective on the consummation of the Business Combination.

Description of the 2023 ESPP

The material features of the 2023 ESPP are described below. The following description of the 2023 ESPP is a summary only. This summary is not a complete statement of the 2023 ESPP and is qualified in its entirety by reference to the complete text of the 2023 ESPP, a copy of which has been filed with the SEC.

Purpose. The purpose of the 2023 ESPP is to provide a means by which eligible employees of Calidi and certain designated companies may be given an opportunity to purchase shares of New Calidi Common Stock following the closing of the Business Combination, to assist New Calidi in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for New Calidi’s success.

The Plan includes two components: a 423 Component and a Non-423 Component. Calidi intends that the 423 Component will qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the 2023 ESPP or determined by Calidi board of directors, the Non-423 Component will operate and be administered in the same manner as the 423 Component.

Share Reserve. The maximum number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was to be set by the New Calidi Board at a number that represents approximately 2.0% of New Calidi’s issued and outstanding Common Stock immediately after the closing of the Business Combination (after giving effect to the Redemption) or such lesser amount as determined by the Board at such time. The number of shares of New Calidi Common Stock available for issuance under the 2023 ESPP upon it becoming effective could not exceed 3,937,802. The number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was set by the New Calidi Board at 3,937,802. Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2023 ESPP.

Administration. New Calidi Board, or a duly authorized committee thereof, will administer the 2023 ESPP.

Limitations. New Calidi employees and the employees of any of its designated affiliates, will be eligible to participate in the 2023 ESPP, provided they may have to satisfy one or more of the following service requirements before participating in the 2023 ESPP, as determined by the administrator: (1) customary employment with Calidi or one of its affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with Calidi or one of its affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. In addition, New Calidi Board may also exclude from participation in the 2023 ESPP employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code) or a subset of such highly compensated employees. If this proposal is approved by the FLAG stockholders, all the employees of New Calidi and its related corporations will be eligible to participate in the 2023 ESPP following the closing of the Business Combination. An employee may not be granted rights to purchase stock under the 2023 ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of New Calidi capital stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of New Calidi capital stock for each calendar year that the rights remain outstanding.

The 2023 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of New Calidi Common Stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the 2023 ESPP. The administrator has the discretion to structure an offering so that if the fair market value of a share of New Calidi Common Stock on any purchase date during the offering period is less than or equal to the fair market value of a share of New Calidi Common Stock on the first day of the offering period, then that offering will terminate immediately, and the participants in such terminated offering will be automatically enrolled in a new offering that begins immediately after such purchase date.

A participant may not transfer purchase rights under the 2023 ESPP other than by will, the laws of descent and distribution, or as otherwise provided under the 2023 ESPP.

Payroll Deductions. The 2023 ESPP permits participants to purchase shares of New Calidi Common Stock through payroll deductions of up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of New Calidi Common Stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares, without interest. Participation ends automatically upon termination of employment with New Calidi and its related corporations.

Withdrawal. Participants may withdraw from an offering by delivering a withdrawal form to New Calidi and terminating their contributions. Such withdrawal may be elected at any time prior to the end of an offering, except as otherwise provided by the plan administrator. Upon such withdrawal, New Calidi will distribute to the employee his or her accumulated but unused contributions without interest, and such employee’s right to participate in that offering will terminate. However, an employee’s withdrawal from an offering does not affect such employee’s eligibility to participate in any other offerings under the 2023 ESPP.

Termination of Employment. A participant’s rights under any offering under the 2023 ESPP will terminate immediately if the participant either (i) is no longer employed by New Calidi or any of its parent or subsidiary companies (subject to any post-employment participation period required by law) or (ii) is otherwise no longer eligible to participate. In such event, New Calidi will distribute to the participant his or her accumulated but unused contributions, without interest.

Corporate Transactions. In the event of certain specified significant corporate transactions, such as a merger or Change in Control, a successor corporation may assume, continue, or substitute each outstanding purchase right. If the successor corporation does not assume, continue, or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new purchase date will be set. The participants’ purchase rights will be exercised on the new purchase date and such purchase rights will terminate immediately thereafter.

Amendment and Termination. New Calidi Board of directors has the authority to amend, suspend, or terminate the 2023 ESPP, at any time and for any reason, provided certain types of amendments will require the approval of Calidi Stockholders. Any benefits privileges, entitlements and obligations under any outstanding purchase rights granted before an amendment, suspension or termination of the Plan will not be materially impaired by any such amendment, suspension or termination except (i) with the consent of the person to whom such purchase rights were granted, (ii) as necessary to facilitate compliance with any laws, listing requirements, or governmental regulations, or (iii) as necessary to obtain or maintain favorable tax, listing, or regulatory treatment. The 2023 ESPP will remain in effect until terminated by New Calidi Board in accordance with the terms of the 2023 ESPP.

U.S. Federal Income Tax Consequences

The following is a summary of the principal U.S. federal income tax consequences to participants and Calidi with respect to participation in the 2023 ESPP. This summary is not intended to be exhaustive and does not discuss the income tax laws of any local, state or foreign jurisdiction in which a participant may reside. The information is based upon current U.S. federal income tax rules and therefore is subject to change when those rules change. Because the tax consequences to any participant may depend on his or her particular situation, each participant should consult the participant’s tax adviser regarding the federal, state, local, and other tax consequences of the grant or exercise of a purchase right or the sale or other disposition of New Calidi Common Stock acquired under the 2023 ESPP. The 2023 ESPP is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended.

423 Component of the 2023 ESPP

Rights granted under the 423 Component of the 2023 ESPP are intended to qualify for favorable U.S. federal income tax treatment associated with rights granted under an employee stock purchase plan which qualifies under the provisions of Section 423 of the Code.

A participant will be taxed on amounts withheld for the purchase of shares of New Calidi Common Stock as if such amounts were actually received. Otherwise, no income will be taxable to a participant as a result of the granting or exercise of a purchase right until a sale or other disposition of the acquired shares. The taxation upon such sale or other disposition will depend upon the holding period of the acquired shares.

If the shares are sold or otherwise disposed of more than two years after the beginning of the offering period and more than one year after the shares are transferred to the participant, then the lesser of the following will be treated as ordinary income: (i) the excess of the fair market value of the shares at the time of such sale or other disposition over the purchase price; or (ii) the excess of the fair market value of the shares as of the beginning of the offering period over the purchase price (determined as of the beginning of the offering period). Any further gain or any loss will be taxed as a long-term capital gain or loss.

If the shares are sold or otherwise disposed of before the expiration of either of the holding periods described above, then the excess of the fair market value of the shares on the purchase date over the purchase price will be treated as ordinary income at the time of such sale or other disposition. The balance of any gain will be treated as capital gain. Even if the shares are later sold or otherwise disposed of for less than their fair market value on the purchase date, the same amount of ordinary income is attributed to the participant, and a capital loss is recognized equal to the difference between the sales price and the fair market value of the shares on such purchase date. Any capital gain or loss will be short-term or long-term, depending on how long the shares have been held.

Non-423 Component

A participant will be taxed on amounts withheld for the purchase of shares of New Calidi Common Stock as if such amounts were actually received. Under the Non-423 Component, a participant will recognize ordinary income equal to the excess, if any, of the fair market value of the underlying stock on the date of exercise of the purchase right over the purchase price. If the participant is employed by Calidi or one of its affiliates, that income will be subject to withholding taxes. The participant’s tax basis in those shares will be equal to their fair market

Limitations of Liability and Indemnification Matters

Our Charter limits the liability of our current and former directors and officers for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors and officers of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

●	any breach of the director’s duty of loyalty to the corporation or its stockholders;
●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions;
●	any transaction from which the director derived an improper personal benefit; or
●	an officer in any action by or in the right of the corporation.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Charter authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. The Bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that the Charter and Bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our Charter and Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the accompanying footnotes sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of March 4, 2024 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock on March 4, 2024;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting (which includes the power to vote or to direct the voting of) or investment power (which includes the power to dispose of or to direct the disposition of) that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days. To our knowledge, no shares beneficially owned by any executive officer, director or director nominee have been pledged as security. In addition, this table is based upon information Schedules 13D or 13G filed with the SEC.

The beneficial ownership information below is based on an aggregate of approximately 35,538,034 shares (excluding 18,000,000 Non-Voting Common Stock held in escrow) of Common Stock issued and outstanding as of March 4, 2024.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned securities.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock**
Five Percent and Greater Holders:
Allan Camaisa(2)	12,133,035	31.3%
AJC Capital, LLC (2)	5,483,335	14.4%
Jamir Trust(2)	6,083,830	17.1%
Scott Leftwich(3)	3,443,671	9.4%
Jackson Investment Group, LLC (11)	2,882,748	8.1%
Richard L. Jackson(11)	3,287,788	9.3%
Polar Asset Management Partners, Inc.(12)	2,290,086	6.4%

Executive Officers and Directors:
Allan Camaisa(2)	12,133,035	31.4%
Andrew Jackson(4)	-	-
Boris Radoslavov Minev(5)	601,356	1.7%
Wendy Pizarro Campbell(6)	259,765	*
Scott Leftwich(3)	3,443,671	9.4%
George Ng(7)	551,846	1.5%
Alan R. Stewart(8)	69,882	*
James Schoeneck(9)	395,749	1.1%
David LaPre(10)	-	-
All Executive Officers and Directors as a Group (nine individuals)	17,455,304	42.8%

*	Less than one percent (1%).

**	Based on 35,538,034 shares of common stock outstanding as of March 4, 2024, which excludes 18,000,000 Non-Voting Common Stock held in escrow which may be issued upon achieving certain share price hurdles and includes shares issuable within sixty (60) days to the following entities or individuals respectively.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Calidi Biotherapeutics, Inc., 4475 Executive Drive, Suite 200, San Diego, California 92121.
(2)	Includes (i) 65,565 shares of Common Stock held by Allan Camaisa, (ii) 30,586 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Camaisa, (iii) 469,719 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Camaisa, (iv) 2,691,606 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by AJC Capital, LLC (“AJC”), (v) 2,815,126 shares of Common Stock held by AJC, and (vi) 6,083,830 shares of Common Stock held by Jamir Trust. Mr. Camaisa is the sole managing member and owner of AJC and the sole trustee of Jamir Trust; as such, Mr. Camaisa may be deemed to have beneficial ownership of the Common Stock held by AJC and Jamir Trust.
(3)	Includes (i) 469,903 shares of Common Stock held by Scott Leftwich, (ii) 547,167 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Leftwich, (iii) 500,000 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Leftwich, (iv) 1,760,563 shares of Common Stock held by SECBL, LLC (“SECBL”), (v) 157,080 shares of Common Stock held by WEBCL, LLC (“WEBCL”), and (vi) 8,958 shares of Common Stock upon vesting of restricted stock units granted to Mr. Leftwich, which vested on December 21, 2023. Mr. Leftwich is the managing member of SECBL and WEBCL; as such, Mr. Leftwich may be deemed to have beneficial ownership of the common stock held by SECBL and WEBCL.

(4)	Mr. Jackson was appointed as Chief Financial Officer on October 30, 2023.
(5)	Includes (i) 424,458 shares of Common Stock and (ii) 176,898 shares of Common Stock issuable upon exercise of vested options within sixty (60) days.
(6)	Includes (i) 72,336 shares of Common Stock held by Wendy Pizarro, (ii) 97,391 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Ms. Pizarro, and (iii) 90,038 shares of Common Stock held by Gerwend, LLC, an entity in which Ms. Pizarro is a managing member. As such, Ms. Pizarro may be deemed to have shared voting, investment and dispositive power with respect to the shares held by Gerwend, LLC. Ms. Pizarro disclaims beneficial ownership of these shares except to the extent of her pecuniary interest, if any, therein.
(7)	Includes (i) 18,542 shares of Common Stock held by George Ng, (ii) 523,754 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Ng, and (iii) 9,550 shares of Common Stock held by Peng Ventures, LLC, an entity in which Mr. Ng is a partner. As such, Mr. Ng may be deemed to have shared voting, investment and dispositive power with respect to the shares held by Peng Ventures, LLC. Mr. Ng disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any, therein.
(8)	Mr. Stewart was appointed as a director on October 10, 2023. Includes 7,282 shares of Common Stock upon vesting of restricted stock units granted to Mr. Stewart, which vested on December 21, 2023
(9)	Includes (i) 27,872 shares of Common Stock held by James Schoeneck, (ii) 274,741 shares of Common Stock issuable upon exercise of vested options within sixty (60) day held by Mr. Schoeneck, (iii) 41,624 shares of Common Stock held by Mr. Schoeneck and his wife, (iv) 40,887 shares of Common Stock held by the James & Cynthia Schoeneck Family Trust, of which Mr. Schoeneck is a trustee, and (v) 10,625 shares of Common Stock upon vesting of restricted stock units granted to Mr. Schoeneck, which vested on December 21, 2023. As such, Mr. Schoeneck may be deemed to have shared voting, investment and dispositive power with respect to the shares held by the James & Cynthia Schoeneck Family Trust. Mr. Schoeneck disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any, therein.
(10)	Mr. LaPre was appointed as a director on January 1, 2024.
(11)	Based on Amendment No. 3 to Schedule 13D jointly filed by Jackson Investment Group, LLC and Richard L. Jackson with the SEC on October 2, 2023. Mr. Jackson is the Chief Executive Officer of Jackson Investment Group, LLC and directly holds 405,040 shares of Common Stock and shares the power to vote and direct the disposition of 2,882,748 shares of Common Stock held by Jackson Investment Group, LLC. Mr. Jackson disclaims beneficial ownership of all of the JIG shares reported to be beneficially owned by him except to the extent of his pecuniary interest therein. The address for the foregoing reporting persons is 2655 Northwinds Parkway, Alpharetta, GA 30009.
(12)	Based on Amendment No. 2 to Schedule 13G filed by Polar Asset Management Partners Inc. with the SEC on February 9, 2024. The 2,290,086 shares reported therein includes 2,165,086 shares issuable upon the exercise of warrants. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address for the foregoing reporting persons is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to the Audit Committee’s written charter, our Audit Committee has the responsibility to review, approve and oversee transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) and any potential conflict of interest situations on an ongoing basis, in accordance with our policies and procedures, and to develop policies and procedures for the Audit Committee’s approval of related party transactions.

Pre-Business Combination Related Party Transactions of FLAG Related Person

Founder Shares and Private Placement Warrants

In April 2021, FLAG issued an aggregate of 5,750,000 founder shares to Sponsor and Metric for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of the Initial Public Offering. Prior to the Initial Public Offering, an aggregate of 1,452,654 founder shares were purchased by FLAG anchor investors from Sponsor and Metric at approximately $0.004 per share. The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

FLAG’s sponsor and Metric (which is not an affiliate of our sponsor) purchased an additional 1,912,154 (net of cancellations) private placement warrants for a purchase price of $1.50 per warrant in a private placement that closed simultaneously with the closing of the Initial Public Offering for gross proceeds of $5,095,733. Each private placement warrant entitles the holder to purchase one share of FLAG Class A common stock at $11.50 per share. The private placement warrants (and shares of our Class A common stock issued or issuable upon exercise thereof) may not be transferred, assigned or sold by the holder until 30 days after the consummation of our initial business combination, except with respect to certain permitted transfers.

Sponsor Agreement

Simultaneously with the execution of the Merger Agreement, FLAG, Calidi, the Sponsor, Metric and the Insiders entered into the Sponsor Agreement. Pursuant to the terms of the Sponsor Agreement, the Sponsor, Metric and the Insiders agreed, among other things, (A) to vote any shares of FLAG Common Stock held by such party in favor of the Business Combination and (B) not to redeem any shares of FLAG Class A Common Stock or FLAG Class B Common Stock, in connection with the Redemption. Additionally, the Sponsor and Metric agreed to make available up to 3,397,155 FLAG Private Placement Warrants and 643,951 FLAG Class B Common Stock, in the case of the Sponsor, and 217,886 FLAG Class B Common Stock, in the case of Metric (i) as incentives in connection with any Sponsor-Assisted Permitted Calidi Equity Issuance, or (ii) to pay expenses or otherwise reduce costs incurred in connection with the Business Combination, or in connection with other pre-Closing operating costs of FLAG or otherwise forfeit such Incentive Securities for no consideration.

In connection with the Business Combination, the Sponsor and Metric, in the aggregate: (i) transferred 1,438,278 shares of Class B Common Stock and Private Placement Warrants to purchase up to 1,349,349 shares of common stock to other parties who assisted in raising capital, restructured their debt obligations or accepted the Class B common stock and/or warrants in exchange for the cancellation of debt; and (ii) cancelled 222,906 shares of Class B common stock and Private Placement Warrants to purchase 1,485,001 shares of common stock,

Finally, the Sponsor and Metric each agreed that if the Closing occurs, it shall not transfer, with limited exceptions, (i) fifty percent (50%) of shares of the New Calidi Common Stock held by the Sponsor and held by Metric until the earliest to occur of (A) six months after the Closing; (B) subsequent to the Closing, the date on which the last reported sale price of the shares of New Calidi Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 days within any 30 consecutive day trading period commencing at least 150 days after the Closing; and (C) subsequent to the Closing, the date on which New Calidi completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the FLAG’s public stockholders having the right to exchange their shares of New Calidi Common Stock for cash, securities or other property (a “Subsequent Transaction”) and (ii) the remaining fifty percent (50%) of the New Calidi Common Stock held by the Sponsor and Metric until the earliest to occur of (A) twelve months after the Closing; (B) subsequent to the Closing, the date on which the last reported sale price of the shares of New Calidi Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 days within any 30 consecutive day trading period commencing at least 150 days after the Closing; and (C) subsequent to the Closing, the date on which New Calidi completes a Subsequent Transaction.

Related Party Loans

In November 2022, December 2022, and January 2023, FLAG issued Promissory Notes to certain officers, directors and others with an aggregate borrowing capacity of $710,000 to fund working capital and payments in connection with the extension of the deadline by which we must complete our initial business combination. Under the terms of such notes, we are required to pay interest on the notes at a per annum rate of 50% to 100% of the loan amount of the Promissory Notes. On December 13, 2022, FLAG issued the Jackson Note to Jackson Investment Group, LLC, an existing FLAG investor, with a borrowing capacity of $205,000. Under the terms of the Jackson Note, FLAG is required to pay interest at a per annum rate of 50% of the loan amount. On December 27, 2022, FLAG issued the Calidi Note to Calidi with a borrowing capacity of $75,000. The Calidi Note bears no interest. Each of the Promissory Notes, the Jackson Note and the Calidi Note is payable in full on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. The outstanding principal balance under these notes was $767,500 as of December 31, 2022.

In connection with the consummation of the Business Combination on September 12, 2023, we paid approximately $0.3 million in principal and accrued interest in Promissory Notes at the Closing and settled in shares of FLAG common stock and Private Warrants of $1.1 million in principal and accrued interest immediately prior to the Closing. Calidi Notes were assumed by New Calidi in the Business Combination.

Registration Rights Agreement

In connection with consummation of the Business Combination, FLAG, Calidi, the Sponsor, Metric and the Significant Calidi Holders entered into the Registration Rights Agreement. The Registration Rights Agreement provides these holders (and their permitted transferees) with, among other things, (i) the right to require New Calidi, at New Calidi’s expense, to file a registration statement in respect of the resale of up to 18,912,982 shares of New Calid Common Stock that they hold within 30 days following the Closing Date and on customary terms for a transaction of this type and (ii) customary registration rights, including demand, piggy-back and shelf registration rights.

Voting and Lock-Up Agreement

Simultaneously with the execution of the Merger Agreement, each Significant Calidi Holder entered into a Voting and Lock-Up Agreement with FLAG and Calidi. Pursuant to the Voting and Lock-Up Agreement, each Significant Calidi Holder agreed to execute and deliver the Calidi Stockholder Consent to FLAG within fifteen (15) business days following the time that the Registration Statement is declared effective under the Securities Act approving the Merger Agreement and the ancillary agreements under the Transactions and any other matters necessary or appropriate in order to effect the Merger and the Transactions contemplated by the Merger Agreement. Additionally, with respect to the shares received as Merger Consideration, each Significant Calidi Holder agreed that if Closing occurs, (A) with respect to 50% of the shares of New Calidi Common Stock received by such Holder as Merger Consideration, he will not transfer such shares, with limited exceptions, until the earliest of (a) the six-month anniversary of the Closing, (b) subsequent to the Closing, the date on which the closing price of New Calidi Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 days within any 30 consecutive day trading period commencing at least 150 days after the Closing and (c) subsequent to the Closing, the date on which New Calidi completes a Subsequent Transaction, and (B) with respect to the remaining 50% of such shares, he will not transfer such shares, with limited exceptions, until the earliest to occur of (a) the twelve-month anniversary of the Closing, (b) subsequent to the Closing, the date on which the closing price of New Calidi Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 days within any 30 consecutive day trading period commencing at least 150 days after the Closing and (c) subsequent to the Closing, the date on which New Calidi completes a Subsequent Transaction. Approximately 16,897,774 shares of New Calidi Common Stock are subject to lock-up arrangements pursuant to the Sponsor Agreement and Voting and Lock-Up Agreements.

Pre-Business Combination Related Party Transactions of Calidi

The following is a description of transactions for the years ended December 31, 2023 and 2022, to which Calidi was a party, in which:

●	the amounts involved exceeded or will exceed the lesser of (1) $120,000, or (2) 1% of the average of Calidi’s total assets for the last two completed fiscal years; and

●	any of its directors, executive officers, or holders of more than 5% of its common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Settlement Arrangement

In July 2020, Calidi’s former executive, co-founder and shareholder of Founders Preferred Stock (the “Former Executive”), filed a complaint in the San Diego Superior Court (“the Complaint”) against Calidi and AJC Capital, LLC, and Calidi’s current CEO, asserting certain claims. Calidi denied those allegations and filed a cross-complaint against the Former Executive. On March 18, 2021, all parties ultimately settled pursuant to the terms of a Settlement and Mutual Release Agreement (“the Settlement Agreement”), in which the parties agreed to release each other from all claims. Under the Settlement Agreement, the Former Executive agreed to immediately transfer and assign all patents filed by Calidi during the Former Executive’s employment and otherwise fully cooperate with ongoing patent and intellectual property matters and other company matters, including entering into a voting agreement with the majority shareholders. Calidi agreed to pay the Former Executive $1.1 million in cash, with $60,000 payable within 30 days of the Settlement Agreement and $20,000 per month until paid in full. Furthermore, if Calidi secures at least $10.0 million in equity funding, as defined in the Settlement Agreement, the then entire unpaid settlement liability amount will become due and payable. At the consummation of the Business Combination, the approximate $0.5 million remaining balance due to the Former Executive was accelerated and paid shortly after the Closing.

Financing

Prior to the Business Combination, Calidi has funded its operations to date primarily through private sales of convertible preferred stock, contingently convertible and convertible promissory notes and common stock. These investments have included various related parties, including (i) AJC Capital, LLC, an entity beneficially owned and controlled by Allan Camaisa (Calidi’s executive officer, director and principal stockholder) (“AJC Capital”), (ii) other directors and executive officers of Calidi, (iii) Won and Partners, an entity in which Heehyoung Lee (Calidi’s former director) (“Won & Partners”) is a partner, (iv) Peng Ventures, an entity in which Mr. Ng (Calidi’s director and executive officer) is a partner, and (iv) other directors and executive officers, as further discussed below.

Common Stock

In June 2021, as an extension fee for the 2020 Term Loan, as further described below, AJC Capital received 18,729 shares of common stock, valued at $2.40 per share.

In 2021, Tony Kalajian (Calidi’s former Chief Accounting Officer and Interim Chief Financial Officer) acquired 72,835 shares of common stock, valued at $2.40 per share and $4.01 per share.

In 2022, Calidi issued 16,175 shares of common stock, valued at $9.27 per shares, to certain directors and other related parties as consideration for various term notes issued for working capital purposes, further discussed under 2022 Term Notes Payable below.

Convertible Notes

2017 Convertible Note

In March 2017, Calidi issued a $150,000 convertible promissory note (the “2017 Convertible Note”) to Scott Leftwich, a director. Calidi issued shares of common stock in lieu of cash interest in the amount of one share of common stock per $1.00 (pre-Business Combination) of principal loaned. The value allocated to the common stock was recognized as a debt discount on the 2017 Convertible Note and the amount was insignificant. The 2017 Convertible Note allows Mr. Leftwich, at his election, to convert the principal amount into Series A-1 Convertible Preferred Stock at a conversion price of $1.00 (pre-Business Combination). In December 2021, the 2017 Convertible Notes, upon their scheduled maturity dates, were extended to June 30, 2022. In March 2022, Mr. Leftwich converted the 2017 Convertible Note into 150,000 shares of Series A-1 convertible preferred stock (pre-Business Combination). In connection with the Business Combination, all the outstanding Series A-1 convertible preferred stock was converted to Calidi common stock immediately prior to the Business Combination and exchanged for New Calidi Common Stock at the Closing at the final conversion ratio of approximately 0.42. For more information, see Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

2018 Convertible Notes

Between January 2018 and June 2018, Calidi issued $1.4 million of convertible promissory notes (the “2018 Convertible Notes”) to investors, including to related parties, with original maturity dates of 18 months from the dates of issuance. In lieu of cash interest, Calidi issued to the investors shares of common stock in the amount of its shares of common stock per $1.00 (pre-Business Combination) of principal loaned. The 2018 Convertible Notes allow the investors, at their election, to convert the principal amount into Series A-2 Convertible Preferred Stock at a conversion price of $1.75 (pre-Business Combination). In December 2021, the 2018 Convertible Notes, upon their scheduled maturity dates, were extended to June 30, 2022.

In March 2022, Mr. Leftwich converted $450,000 of the 2018 Convertible Note into 257,143 (pre-Business Combination) shares of Series A-2 convertible preferred stock. Mr. Leftwich no longer holds any 2018 Convertible Notes.

In July 2022, the maturity date for the 2018 Convertible Notes was extended to the earlier of i) June 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2018 Convertible Notes will accrue interest at 10% per annum. The 2018 Convertible Notes were converted pursuant to their provisions in connection with the Business Combination on September 12, 2023 and are no longer outstanding as of that date. For more information, see Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

The following director and executive officer, or their respective affiliates, participated in the 2018 Convertible Notes.

Name and Position	Aggregate Purchase Price

AJC Capital (Mr. Camaisa)	$700,000

Scott Leftwich	$450,000

Paul Neuharth	$25,000

2020 Contingently Convertible Notes, at fair value

In January 2020, Calidi issued a $1.0 million convertible promissory note to Won & Partners, a partnership affiliated with Dr. Lee, Calidi’s director, that was to mature on January 23, 2023, but was extended until June 30, 2023 (the “2020 CCNPs”). Dr. Lee is a partner in a partnership agreement with Won & Partners, who holds the 2020 CCNPs issued by Calidi. The 2020 CCNPs accrue interest at 5% per annum, compounded yearly, that are due and payable at maturity unless otherwise converted prior to maturity. Calidi may not elect to prepay the principal and interest without the written consent of the lenders. Upon a next equity financing of at least $8.0 million, for the principal and accrued interest through that date, the holders, at their sole election, may exercise the conversion option (pre-Business Combination) into the type of stock issued in the financing at the lower price equal to: (i) 70% of the per share price paid by investors in the financing; or (ii) 70% of a per share price equal to $100.0 million divided by the total number of issued and outstanding shares as of the date of issuance; or (iii) $2.00. In addition, upon the next equity financing occurring, the investors will also receive a warrant equal to 30% of principal invested at an exercise price equal to the per share price paid by investors in the financing. Upon a Change in Control, the investors will have the option to receive a cash payment equal to the principal and accrued interest or convert the principal and accrued interest into shares of Calidi’s preferred stock to be issued, at a per share conversion price (pre-Business Combination) equal to: (i) 70% of the implied price per share of such preferred stock from such Change in Control; or (ii) 70% of a per share price equal to $100.0 million divided by the total number of issued and outstanding shares as of the date of issuance. Upon an event of default, each investor will receive a cash payment equal to the principal and accrued interest.

The 2020 CCNP was converted pursuant to its provisions in connection with the Business Combination on September 12, 2023 and are no longer outstanding as of that date. For more information, see Note 14 to our interim period audited consolidated financial statements appearing elsewhere in this report.

Term Notes Payable

2020 Term Notes Payable

Between March 2020 and May 2020, Calidi issued $600,000 of secured term notes (the “2020 Term Notes”) payable to investors, including $450,000 to AJC Capital. Calidi also issued AJC Capital warrants to purchase 900,000 (pre-Business Combination) shares of common stock at an exercise price of $1.00 per share. AJC Capital’s 2020 Term Notes receive interest at a rate equal to variable 30-day LIBOR plus 3%, subject to floor of 2%. The 2020 Term Notes mature on the earliest of the following: (i) one year from execution of the 2020 Term Notes, (ii) Calidi’s completion of certain qualified financings, (iii) the occurrence of a Change in Control, or (iv) the occurrence of an event of default, as defined in the note agreements.

In June 2021, upon the scheduled maturity of the outstanding 2020 Term Notes, the holders and Calidi agreed to extend the maturity dates for all remaining 2020 Term Notes to June 30, 2022, in exchange for 10% of the principal amount in shares of common stock as an extension fee, while all other terms and conditions remained substantially unchanged. As an extension fee, AJC Capital received 18,729 (pre-Business Combination) shares of common stock.

In July 2022, the maturity date of the 2020 Term Note was extended to the earlier of i) June 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2020 Term Note will accrue interest at 10% per annum. In connection with the closing of the Business Combination on September 12, 2023, the 2020 Term Note in principal amount of $450,000 plus accrued interest was deferred to November 1, 2023, and the remaining $50,000 plus accrued interest was paid at or shortly after the Closing. For more information, see Note 14 to our interim period audited consolidated financial statements appearing elsewhere in this report.

2022 Term Notes Payable

In December 2022, Calidi issued $1.5 million in term notes (the “2022 Term Notes”) to certain directors, including AJC Capital, Scott Leftwich, James Schoeneck and an executive officer’s family office. The “2022 Term Loans” mature on the earlier of one year from the issuance date or Calidi receiving gross proceeds of $20 million or more from the issuance of shares of common stock or preferred stock in a single transaction. The 2022 Term Loans bear simple interest of 24% per annum, of which 14% is payable in cash at maturity and the remaining 10% of the principal amount invested was paid in shares of Calidi Common Stock, valued at $9.27 per share, due within 30 days of the funding of the 2022 Term Loans. In connection with the closing of the Business Combination, the 2022 Term Notes plus accrued interest were either partially settled with FLAG shares of common stock or partially deferred payment of principal and interest. For more information, see Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

Loans Payable

In November 2020, Calidi entered into a Business Loan and Security Agreement with Channel Partners (the “2020 Business Loan”). The principal amount of the 2020 Business Loan is $150,000, payable in installments of $10,083 per month, until maturity date of 18 months from date of issuance at an effective annual interest rate of approximately 25.1%. The 2020 Business Loan is collateralized by Calidi’s assets and guaranteed by AJC Capital. In April 2022, the 2020 Business Loan was paid off in full.

2020 Line of Credit

In November 2020, Calidi, as the borrower, opened a Line of Credit (“LOC”) with City National Bank (“CNB”) for a borrowing capacity of up to $1.0 million. As a condition of approving the LOC, CNB required a corresponding collateral amount to be provided by AJC Capital in the form of a certificate of deposit in the name of AJC Capital to be held at CNB so long as the LOC remains open, including any amounts borrowed and outstanding under the LOC. As consideration for the collateral provided by AJC Capital to CNB, Calidi issued 832,400 (pre-Business Combination) warrants to purchase common stock to AJC Capital at an exercise price of $1.00 (pre-Business Combination) per share. The entire principal amount of the LOC is outstanding and matures on October 26, 2023. The LOC is not expected to be paid off in connection with the closing of the Business Combination.

2021 Secured Note

In January 2021, Calidi entered into a note agreement with Scott Leftwich, Calidi’s director, to borrow up to $500,000 (“2021 Secured Note”). In March 2021, Calidi issued the full amount of the 2021 Secured Note and concurrently issued warrants to purchase 416,200 (pre-Business Combination) shares of Calidi Common Stock at an exercise price of $2.40 (pre-Business Combination) per share. The 2021 Secured Note bears interest at a rate equal to variable 30-day LIBOR plus 3%, subject to floor of 2%, and matures on the earliest of one year from execution of the 2021 Secured Note, or Calidi’s receipt of a qualified equity financing as defined in the note agreement.

In July 2022, the 2021 Secured Note was extended to the earlier of i) June 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more, accruing interest at 10% per annum. In connection with the closing of the Business Combination, the 2021 Secured Note plus accrued interest was deferred to January 1, 2025. For more information, see Note 14 to audited consolidated financial statements appearing elsewhere in this report.

Simple Agreement for Future Equity

In 2021, Calidi entered into Simple Agreements for Future Equity (“2021 SAFEs”) with various investors and related parties. The 2021 SAFEs have no maturity dates and bear no interest. Upon a qualified financing, as defined in the agreements, which includes a capital raise equal to or greater than $10.0 million, the purchase amounts under the 2021 SAFEs will automatically convert into the type of stock issued in the financing at a per share conversion price equal to the greater of (i) the purchase amount of the SAFE divided by 80% of the per share price paid by investors in the financing, or (ii) the purchase amount of the SAFE divided by $3.62 ($8.70 post Business Combination) per share. A qualified financing event includes a Special Purpose Acquisition Company, merger, a Change in Control or an initial public offering. Upon an event of dissolution and to the extent sufficient funds are available, the holders of the 2021 SAFEs, on a pari passu basis with the holders of Series A-1 and Series A-2 Convertible Preferred Stock, shall be entitled to receive a cash payment equal to the purchase amount, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock.

The following directors and executive officers participated in the 2021 SAFE Financing:

Name	Aggregate Purchase Price

AJC Capital	$250,000

Scott Leftwich	$250,000

James Schoeneck	$150,000

Wendy Pizarro and Florentino Pizarro family office	$400,000

In 2022, Calidi entered into SAFE agreements with various investors and related parties (“2022 SAFEs”). The 2022 SAFEs have no maturity dates and bear no interest. Upon a qualified financing, as defined in the agreements, which includes a capital raise equal to or greater than $10.0 million, the purchase amounts under the 2022 SAFEs will automatically convert into the type of stock issued in the financing at a defined conversion price, generally equal to the number of shares resulting from the purchase amount of the SAFE divided by a discount ranging from 70% to 80% of the per share price paid by investors in the financing. Other conversion events include a business combination, a Change in Control or an initial public offering (“IPO”). Upon an event of dissolution and to the extent sufficient funds are available, the holders of the 2022 SAFEs, on a pari passu basis with the holders of Series A-1 and Series A-2 Convertible Preferred Stock, shall be entitled to receive a cash payment equal the purchase amount, prior to and in preference to any distribution of any of the assets or surplus funds to the holders of common stock.

The following directors and executive officers participated in the 2022 SAFE Financing:

Name	Aggregate Purchase Price

AJC Capital and Jamir Trust (controlled by AJC Capital)	$1,000,000

Scott Leftwich	$350,000

Alfonso Zulueta(1)	$1,000,000

Wendy Pizarro and Florentino Pizarro family office	$200,000

(1)	Mr. Zulueta resigned as a director on November 29, 2023.

In connection with the closing of the Business Combination on September 12, 2023, all of the 2021 SAFEs and the 2022 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of that date. For more information, see Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

Office Lease Agreement

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) of a building containing 15,197 square feet of rentable space located in San Diego, California (the “Premises”) that will serve as Calidi’s new principal executive and administrative offices and laboratory facility. Calidi completed constructing tenant improvements at the Premises and moved into the Premises in March 2023. The San Diego Lease term is through March 2027.

To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $900,000 (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, our prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California County of San Diego against us, Mr. Camaisa, our Chief Executive Officer, and Ms. Pizarro, our Chief Administrative Office and Chief Legal Officer, alleging constructive discharge of Mr. Kalajian’s position of interim Chief Financial Officer and defamation by us, Mr. Camaisa and Ms. Pizarro in connection with Mr. Kalajian’s alleged discharge. Mr. Kalajian is seeking $575,000 in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. The Company intends to vigorously defend itself and will seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s board of directors.

Consulting and Other Arrangements

As of December 31, 2023 and 2022, Calidi had accounts payable and accrued expenses for approximately $104,000 and $170,000, respectively, owed to AJC Capital for primarily rent expense for temporary use of a personal house for company office space in 2020. In addition, it reflects amounts owed to Peng Ventures for certain consulting expenses. The consulting agreement with Peng Ventures was terminated upon hiring Mr. Ng. in February 2022 as President and Chief Operating Officer.

On June 23, 2023, Calidi entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, Calidi will pay Mr. Ng in the amount of $450,000 payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. Calidi will also pay for certain benefits, including healthcare for six months following the effective date.

Mr. Ng also agreed to convert approximately $166,000 due to him for a contingent bonus and certain prior consulting services into a SAFE agreement with terms substantially similar to the 2023 SAFEs discussed in Note 8 to our audited consolidated financial statements appearing elsewhere in this report. Mr. Ng also agreed to convert approximately $166,000 due to him for a contingent bonus and certain prior consulting services into a SAFE agreement with terms substantially similar to the 2023 SAFEs, which were all converted in connection with the Business Combination. See Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

On April 1, 2022, Calidi entered into an advisory agreement (the “Advisory Agreement”) with Scott Leftwich, a member of the Calidi Board of Directors, for providing certain strategic and advisory services. Mr. Leftwich will receive an advisory fee of $9,166 per month not to exceed $120,000 per annum, accrued and payable upon Calidi raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. In connection with the closing of the Business Combination, total amount due under the Advisory Agreement was deferred to January 1, 2025. For more information, see Note 14 to our audited consolidated financial statements appearing elsewhere in this report.

Director Independence

A majority of our Board of Directors are independent directors, see discussion above under the Section “Item 10. Directors, Executives and Corporate Governance-Director Independence.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended December 31, 2023 and 2022, the Company’s independent public accounting firm was Marcum LLP (“Marcum”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit fees(1)	$418,798	$161,041
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$418,798	$161,041

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Marcum did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2023 or 2022.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.

Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this preapproval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

The following financial statements of Calidi Biotherapeutics, Inc. and Report of Marcum LLP, independent registered public accounting firm, are included in this report:

(2) Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 9, 2023).

2.2	Amendment No. 1, dated as of February 9, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 10, 2023).

2.3	Amendment No. 2, dated as of June 16, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 23, 2023).

3.1	Second Amended And Restated Certificate of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 19, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 19, 2023).

3.3	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 1, 2024]

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated September 9, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.3	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 19, 2023).

4.4	Amendment to Warrant Agreement dated September 12, 2023, among Calidi Biotherapeutics, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 19, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to Form S-1 filed on January 29, 2024).

4.6	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.6 to Form S-1 filed on January 29, 2024)

4.7	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.7 to Form S-1 filed on January 29, 2024)

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Form S-1 filed on February 7, 2024).

4.9	Form of Common Stock Purchase Warrant (Convertible Note) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2024).

4.(vi)	Description of Registrant’s Securities

10.1	Form of Voting and Lock-Up Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2023).

10.2	Sponsor Agreement dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2023).

10.3	Form of Amended and Restated Registration Rights Agreement, dated as of September 12, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and related parties. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 9, 2023).

10.4#	Calidi Biotherapeutics, Inc. 2023 Equity Incentive Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus dated August 4, 2023).

10.5#	Calidi Biotherapeutics, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus dated August 4, 2023).

10.6†	License Agreement, dated June 7, 2021, by and among Calidi and Northwestern University. (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.7†	License Agreement, dated July 22, 2021, by and among Calidi and University of Chicago. (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.8	Collaboration Agreement, dated April 9, 2020, by and among Calidi and Personalized Stem Cells, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.9#	Employment Agreement, dated February 1, 2022, by and among Calidi and Allan Camaisa. (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.10#	Employment Agreement, dated February 1, 2022, by and among Calidi and George K. Ng.(incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.11#	Employment Agreement, dated February 1, 2022, by and among Calidi and Wendy Pizarro.(incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.12†	License Agreement, dated October 14, 2021, by and among Calidi and Northwestern University. (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.13	Securities Purchase Agreement, dated June 16, 2023, by and among Calidi, Jackson Investment Group, LLC and Calidi Cure, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.14	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Jackson Investment Group, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.15	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Calidi Cure, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.16	Series B Preferred Stock Investors’ Rights Agreement, dated June 16, 2023, by and among Calidi and the Investors party thereto (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.17	Voting and Lock-Up Agreement, dated June 16, 2023, by and among Calidi, First Light Acquisition Group, Inc. and Jackson Investment Group, LLC (incorporated by reference to Annex E-2 to the Proxy statement/Prospectus dated August 4, 2023).

10.18	Form of Amendment No. 1, dated as of April 12, 2023, to the Voting Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain equity holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2023).

10.19	Amendment No. 1, dated as of June 16, 2023, to the Sponsor Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and certain parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2023).

10.20	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.20 to Form 8-K filed on September 19, 2023).

10.21	Escrow Services Agreement, dated September 12, 2023, between Equiniti Trust Company, LLC and the Company. (incorporated by reference to Exhibit 10.21 to Form 8-K filed on September 19, 2023).

10.22	Forward Purchase Agreement.(Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.23	FPA Funding Amount PIPE Subscription Agreement. (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 29, 2023)

10.24	Non-Redemption Agreement. (Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.25	Non-Redemption Agreement (Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 31, 2023)

10.26	Non-Redemption Agreement (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 31, 2023)

10.27	New Money PIPE Subscription Agreement (Incorporation by reference Exhibit 10.3 to Form 8-K filed on August 31, 2023)

10.28	Forward Purchase Agreement (Incorporation by reference Exhibit 10.4 to Form 8-K filed on August 31, 2023)

10.29	Forward Purchase Agreement (Incorporation by reference Exhibit 10.5 to Form 8-K filed on August 31, 2023)

10.30	Forward Purchase Agreement (Incorporation by reference Exhibit 10.6 to Form 8-K filed on August 31, 2023)

10.31	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.7 to Form 8-K filed on August 31, 2023)

10.32	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.8 to Form 8-K filed on August 31, 2023)

10.33	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.9 to Form 8-K filed on August 31, 2023)

10.34	Share and Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.31 to Form 8-K filed on September 19, 2023).

10.35	Standby Equity Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2023)

10.36	Employment Agreement, dated March 1, 2023 by and between Calidi and Boris Minev, M.D. (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to Registration Statement filed on January 8, 2024

10.37	Employment Agreement, dated October 25, 2023 by and between Calidi and Andrew Jackson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 30, 2023).

10.38	Convertible Promissory Note Purchase Agreement dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2024).

10.39	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 1, 2024).

10.40†	Settlement Agreement dated March 8, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2024)

10.41	Form of Convertible Promissory Note ($2,000,000) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 12, 2024).

10.42	Form of Convertible Promissory Note ($1,500,000) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 12, 2024).

10.43	Form of Amendment to Convertible Note (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 12, 2024).

14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to Form 8-K filed on September 19, 2023).

16.1	Letter from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to Form S-4 filed on April 13, 2023).

16.2	Letter from BDO USA, P.C. to the SEC, dated September 18, 2023.(incorporated by reference to Exhibit 16.1 to Form 8-K filed on September 19, 2023).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form S-1 filed on January 29, 2024)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recoupment (Clawback) Policy

99.1	Nominating and Corporate Governance Committee Charter.(incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 19, 2023).

99.2	Compensation Committee Charter.(incorporated by reference to Exhibit 99.3 to Form 8-K filed on September 19, 2023).

99.3	Audit Committee Charter.(incorporated by reference to Exhibit 99.4 to Form 8-K filed on September 19, 2023).

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.
#	Indicates management contract or compensation plan or arrangement.
†	Pursuant to item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIDI BIOTHERAPEUTICS, INC.

March 15, 2024	By:	/s/ Allan J. Camaisa
	Name:	Allan J. Camaisa
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Chairman of the Board	March 15, 2024
Allan J. Camaisa	(Principal Executive Officer)

	Chief Financial Officer	March 15, 2024
Andrew Jackson	(Principal Financial and Accounting Officer)

*	Director	March 15, 2024
George Ng

*	Director	March 15, 2024
Alan Stewart

*	Director	March 15, 2024
James Schoeneck

*	Director	March 15, 2024
Scott Leftwich

*	Director	March 15, 2024
David LaPre

CALIDI BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Calidi Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calidi Biotherapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2022

Costa Mesa, California

March 15, 2024

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$1,949	$372
Prepaid expenses and other current assets	2,354	414
Total current assets	4,303	786
NONCURRENT ASSETS
Machinery and equipment, net	1,270	887
Operating lease right-of-use assets, net	4,073	199
Forward purchase agreement derivative asset	230	—
Other noncurrent assets	143	725
TOTAL ASSETS	$10,019	$2,597
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,796	$2,124
Related party accounts payable	81	147
Accrued expenses and other current liabilities	4,896	5,142
Related party accrued expenses and other current liabilities	536	205
Legal settlement liability	—	640
Loans payable, net of issuance costs	—	1,000
Term notes payable, net of discount, including accrued interest	529	507
Related party term notes payable, net of discount, including accrued interest	278	1,962
Related party convertible notes payable, including accrued interest	—	804
Related party contingently convertible notes payable, including contingently issuable warrants, at fair value	—	1,152
Simple agreements for future equity (SAFE), at fair value	—	24,575
Related party SAFE, at fair value	—	4,615
Finance lease liability, current	81	72
Operating lease right-of-use liability, current	1,035	44
Total current liabilities	10,232	42,989
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	3,037	305
Finance lease liability, noncurrent	216	142
Related party term notes payable, net of discount, including accrued interest	2,060	—
Other noncurrent liabilities	1,500	—
Related party other noncurrent liabilities	538	—
Related party warrant liability	48	—
Warrant liability	623	—
TOTAL LIABILITIES	18,254	43,436
Commitments and contingencies (Note 14)
CONVERTIBLE PREFERRED STOCK(1)
Founders convertible preferred stock, $0.0001 par value, 0 and 4,371 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 0 and 4,330 shares issued and outstanding as of December 31, 2023 and 2022, respectively; liquidation preference of $0 and $2,080 as of December 31, 2023 and 2022, respectively	—	1,354
Series A-1 convertible preferred stock, $0.0001 par value, 0 and 2,081 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 0 and 1,797 shares issued and outstanding as of December 31, 2023 and 2022, respectively; liquidation preference of $0 and $4,316 as of December 31, 2023 and 2022, respectively	—	3,871
Series A-2 convertible preferred stock, $0.0001 par value, 0 and 1,665 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 0 and 1,059 shares issued and outstanding as of December 31, 2023 and 2022, respectively; liquidation preference of $0 and $4,454 as of December 31, 2023 and 2022, respectively	—	4,376
STOCKHOLDERS’ DEFICIT(1)
Common stock, $0.0001 par value, 330,000 shares authorized; 35,522 and 8,584 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	2
Additional paid-in capital	91,380	19,928
Accumulated other comprehensive loss, net of tax	(47)	(14)
Accumulated deficit	(99,572)	(70,356)
Total stockholders’ deficit	(8,235)	(50,440)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$10,019	$2,597

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
REVENUE
Service revenues	$—	$45
Total revenue	—	45
OPERATING EXPENSES
Cost of revenues	—	(14)
Research and development	(13,008)	(7,257)
General and administrative	(15,984)	(15,902)
Total operating expense	(28,992)	(23,173)
Loss from operations	(28,992)	(23,128)
OTHER INCOME (EXPENSES), NET
Interest expense	(329)	(42)
Interest expense – related party	(740)	(116)
Series B convertible preferred stock financing costs – related party	(2,680)	—
Change in fair value of debt, other liabilities, and derivatives	(200)	(1,887)
Change in fair value of debt, other liabilities, and derivatives – related party	1,378	(238)
Grant income	2,885	—
Debt extinguishment	(139)	—
Debt extinguishment – related party	(332)	—
Other income (expense), net	(51)	(5)
Total other income (expenses), net	(208)	(2,288)
LOSS BEFORE INCOME TAXES	(29,200)	(25,416)
Income tax provision	(16)	(11)
NET LOSS	$(29,216)	$(25,427)
Net loss per share; basic and diluted	$(1.73)	$(2.99)
Weighted average common shares outstanding; basic and diluted	16,887	8,505

The accompanying notes are an integral part of these consolidated financial statements.

F-4

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2023	2022
NET LOSS	$(29,216)	$(25,427)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	(33)	(13)
COMPREHENSIVE LOSS	$(29,249)	$(25,440)

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022(1)	4,329,816	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,583,724	$2	$19,928	$(14)	$(70,356)	$(50,440)
Conversion of preferred stock into common stock	(4,329,816)	(1,354)	(1,796,645)	(3,871)	(1,059,274)	(4,376)	7,185,734	—	9,601	—	—	9,601
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	42,822	—	272	—	—	272
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	1,546	—	11	—	—	11
Exercise of common stock options	—	—	—	—	—	—	197,711	—	281	—	—	281
Series B financing costs	—	—	—	—	—	—	—	—	2,680	—	—	2,680
Issuance of common stock for Calidi debt settlement in connection with Merger	—	—	—	—	—	—	387,820	—	2,234	—	—	2,234
Issuance of common stock for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	46,826	—	333	—	—	333
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	16,769,236	2	56,099	—	—	56,101
Issuance of common stock to Non-Redemption and PIPE Agreement Investor in connection with Merger	—	—	—	—	—	—	1,306,811	—	2,763	—	—	2,763
Issuance of common stock under Forward Purchase Agreement in connection with Merger	—	—	—	—	—	—	1,000,000	—	4,520	—	—	4,520
Issuance of warrants for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	—	—	705	—	—	705
Assumed liabilities from Merger	—	—	—	—	—	—	—	—	(6,831)	—	—	(6,831)
Assumed warrant liability from Merger	—	—	—	—	—	—	—	—	(3,389)	—	—	(3,389)
Financing fees in connection with Merger	—	—	—	—	—	—	—	—	(2,708)	—	—	(2,708)
Stock-based compensation	—	—	—	—	—	—	—	—	4,809	—	—	4,809
Issuance of restricted stock units for liability settlement	—	—	—	—	—	—	—	—	72	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,216)	(29,216)
Balance at December 31, 2023	—	$—	—	$—	—	$—	35,522,230	$4	$91,380	$(47)	$(99,572)	$(8,235)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Deficit
Balance at December 31, 2021(1)	4,329,816	$1,354	1,734,209	$3,721	952,242	$3,926	8,294,816	$2	$13,316	$(1)	$(44,929)	$(31,612)
Issuance of preferred stock upon conversion of related party convertible notes payable	—	—	62,436	150	107,032	450	—	—	—	—	—	—
Issuance of common stock in lieu of cash for services	—	—	—	—	—	—	57,857	—	205	—	—	205
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	105,137	—	1,621	—	—	1,621
Issuance of common stock in lieu of cash interest for term notes payable	—	—	—	—	—	—	16,175	—	150	—	—	150
Exercise of common stock options	—	—	—	—	—	—	109,739	—	114	—	—	114
Stock-based compensation	—	—	—	—	—	—	—	—	4,522	—	—	4,522
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(25,427)	(25,427)
Balance at December 31, 2022	4,329,816	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,583,724	$2	$19,928	$(14)	$(70,356)	$(50,440)

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,216)	$(25,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	392	260
Amortization of right of use assets	864	(7)
Amortization of debt discount and financing costs	432	123
Stock-based compensation	4,809	4,522
Change in fair value of debt, other liabilities, and derivatives	(1,178)	2,125
Series B convertible preferred stock financing costs	2,680	—
Debt extinguishment	471	—
Disposal of fixed assets	5	—
Legal settlement with shares of common stock	—	1,621
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,219)	170
Accounts payable	(6,170)	1,624
Accrued expenses and other current liabilities	1,275	1,775
Other noncurrent liabilities	1,500	—
Operating lease right of use liability	(628)	—
Net cash used in operating activities	(26,983)	(13,214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(585)	(428)
Cash assumed in connection with the FLAG Merger	9	—
Security deposits, net	98	(66)
Net cash used in investing activities	(478)	(494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	281	114
Proceeds from issuance of Series B convertible preferred stock	9,590	—
Related party proceeds from issuance of Series B convertible preferred stock	14,907	—
Proceeds from Non-Redemption and PIPE Agreements	2,763	—
Proceeds from simple agreements for future equity (SAFE)	2,760	8,100
Related party proceeds from SAFE	—	2,550
Proceeds from issuance of term notes payable	1,250	500
Related party proceeds from issuance of term notes payable	2,000	1,000
Repayment of principal on loan payable to bank	(1,000)	(38)
Repayment of principal on related party term notes payable	(950)	—
Repayment of principal on term notes payable	(300)	—
Repayment of financing lease obligations	(101)	(81)
Payment of financing costs	(2,156)	(58)
Net cash provided by financing activities	29,044	12,087
Effect of exchange rate changes on cash	(6)	(26)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,577	(1,647)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the year	590	2,237
At end of the year	$2,167	$590
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$404	$35
Cash paid for income taxes	$11	$11
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for deferred compensation settlement in connection with FLAG Merger	$344	$—
Issuance of common stock in lieu of cash for services	$—	$205
Issuance of warrants for deferred compensation settlement in connection with FLAG Merger	$705	$—
Issuance of common stock with term notes as interest paid in kind and other	$272	$150
Assumed liabilities from FLAG Merger	$(6,813)	$—
Assumed warrant liability from FLAG Merger	$(3,389)	$—
Issuance of common stock as a result of the FLAG Merger	$56,090	$—
Forward purchase agreement derivative asset	$4,520	$—
Financing fees in connection with FLAG Merger	$(2,604)	$—
Issuance of preferred stock upon conversion of related party convertible notes payable	$—	$600
Issuance of common stock upon conversion of convertible preferred stock	$9,601	$—
Issuance of SAFE in lieu of cash for advisory services	$166	$—
Issuance of common stock for Calidi debt settlement in connection with FLAG Merger	$2,234	$—
Issuance of SAFE in lieu of cash for settlement of advisory services accounts payable	$—	$195
Machinery and equipment acquired through financing leases	$180	$198
Deferred financing costs included in accounts payable and accrued liabilities	$—	$251
Issuance of restricted stock units for liability settlement	$72	$—

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG and Calidi Biotherapeutics. Inc., a Nevada corporation (“Calidi”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.” and Calidi was renamed “Calidi Biotherapeutics (Nevada), Inc. and became a wholly owned subsidiary of the Company (“Calidi”). Unless the context otherwise requires, the “Company” refers to Calidi Biotherapeutics, Inc., a Delaware corporation (f/k/a First Light Acquisition Group, Inc., a Delaware corporation) and its consolidated subsidiaries.

The Company was founded in 2014 and is a clinical stage immuno-oncology company that is developing proprietary allogeneic stem cell-based platforms to potentiate and deliver oncolytic viruses (vaccinia virus and adenovirus) and potentially other molecules to cancer patients. The Company is developing a pipeline of off-the-shelf allogeneic cell product candidates that are designed to: (i) protect oncolytic viruses from complement inactivation and innate immune cell inactivation by the body’s immune system; (ii) support oncolytic viral amplification in the allogeneic cells, and (iii) modify the tumor microenvironment to facilitate tumor cell targeting and viral amplification at the tumor sites for an extended period of time, potentially leading to an improved cancer therapy. The Company’s most advanced product candidates are discussed below.

CLD-101 (NeuroNova™ Platform) for newly diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication) is composed of an immortalized neural stem cell line loaded with an engineered oncolytic adeno virus for the treatment of HGG. NNV1 is a licensed program from Northwestern University (“Northwestern”) which the Company obtained the rights for commercialization in June 2021 (see Note 14). A phase I clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed by Northwestern in June 2021.

CLD-101 for recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication) is a licensed program under development for patents covering cancer therapies using the same CLD-101 (NeuroNova™ Platform) for recurrent HGG. The Company licensed this product candidate in July 2021 pursuant to an agreement with City of Hope for the commercial development of NNV2 (see Note 14).

CLD-201 (SuperNova™) for advanced solid tumors (also referred to as “SNV1”), composed of allogeneic adipose-derived mesenchymal stem cells (AD-MSC) loaded with the tumor selective oncolytic vaccinia virus The Company refers to as “CAL1”. SNV1 is an internally developed product candidate for which the Company’s primary indications are for the treatment of advanced solid tumors, including head and neck cancer, triple-negative breast cancer and melanoma.

The Company is also developing engineered oncolytic vaccinia virus constructs as well as allogeneic cell-based platforms with improved systemic anti-tumor immunity in the exploratory stages of development.

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, licensing, acquiring and developing technology, establishing intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, process development and procuring manufacturing for preclinical and clinical trials. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, possible failure of preclinical studies or clinical trials, the need to obtain marketing approval for its product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing, and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Liquidity and Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $99.6 million at December 31, 2023. During the year ended December 31, 2023, the Company used $27.0 million for operating activities. As of December 31, 2023, the Company had cash of $1.9 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, the Company will have the right to increase the commitment amount under the SEPA by an additional $25,000,000. See Note 14 for more details.

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

Risks and uncertainties

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect the Company’s operations.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

As described in Note 1 and Note 3, pursuant to the effected Business Combination where Calidi was determined to be the accounting acquirer in connection with the FLAG Merger, for periods prior to the FLAG Merger, the consolidated financial statements were prepared on a stand-alone basis for Former Calidi and did not include the combined entities activity or financial position. Subsequent to the FLAG Merger, the consolidated financial statements as of and for the year ended December 31, 2023 include the acquired business from September 12, 2023 through December 31, 2023, and assets and liabilities at their acquisition date fair value. Historical share and per share figures of the Former Calidi have been retroactively restated based on the exchange ratio of approximately 0.42 (the “Conversion Ratio”).

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and fka Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting a part of the SNV1 clinical trials in Australia.

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

For all VIEs in which the Company is involved, it assesses whether it is the primary beneficiary on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and the Company consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes the Company’s interests in the VIE.

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, is a special purpose vehicle entity that is solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi (see Note 10), has no other operations, and will be dissolved as soon as practicable following the closing of the business combination between the Company and FLAG. As such, the level of equity in Calidi Cure is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure is a VIE and the Company is the primary beneficiary. As such, the Company has consolidated Calidi Cure into its consolidated financial statements presented herein.

The accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, comparable companies or transactions, liquidity events, determination of fair value of financial instruments under the fair value option of accounting, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long- lived assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, assumptions used to value common stock, debt and debt-like instruments, warrants, and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

Cash, Cash Equivalents and Restricted cash

The Company considers all highly liquid investments purchased with an original maturity date of ninety days or less to be cash equivalents. Cash and cash equivalents include cash in readily available checking, money market accounts and brokerage accounts.

The Company classifies cash that has contractual or legal restrictions imposed by third parties as restricted cash, which is restricted as to withdrawal or use except for the specified purpose under a contract. The Company classifies restricted cash as either part of prepaids and other current assets, or as part of other noncurrent assets, depending on the term and nature of the underlying contract with a financial institution, which requires the Company to hold a fixed amount of funds in a restricted money market account as collateral to the financial institution for the Company’s corporate credit card program with that financial institution.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash	$1,949	$372
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the consolidated statements of cash flows	$2,167	$590

Machinery and equipment

Machinery and equipment are stated at cost, less accumulated depreciation, and includes assets purchased under financing leases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 5 years. For equipment purchased under financing leases, The Company depreciates the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, the Company continues to use: (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset; and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. Calidi accounts for the lease and non-lease components as a single lease component.

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the consolidated statements of cash flows.

Finance leases are included in machinery and equipment, and in finance lease liabilities, current and noncurrent, in the consolidated balance sheets.

See Note 14 for the San Diego office lease which commenced on March 1, 2023, and was accounted for as an operating lease in accordance with ASC 842.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in the Company’s consolidated statements of operations.

Business combinations and asset acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test analysis to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required to assess if the Company acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business combination. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASC 805, Business Combinations (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree and establishes the acquisition date as the fair value measurement point.

The Company evaluates whether identifiable assets are similar by assessing the existence of interdependency between the identifiable assets, and by considering the nature of each single identifiable asset and the risks associated with managing and creating outputs from the assets. If determined to be an asset acquisition of a single identifiable asset or group of similar identifiable assets, then the Company accounts for the transaction under ASC 805-50 and recognizes assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. Consideration given in cash is measured by the amount of cash paid and non-cash consideration is measured based on its fair value at the time of issuance. Transaction costs of the asset acquisition are included in the consideration paid for an acquired asset. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. When accounting for an asset acquisition that includes in-process research and development (“IPR&D”) assets and costs, Calidi applies the requirements under ASC 730, Research and Development, which requires IPR&D assets and costs to be expensed as of the acquisition date, unless the IPR&D has an alternative future use. Cash payments for IPR&D assets acquired in an asset acquisition are classified in operating activities in the consolidated statements of cash flows.

The Company assesses the terms of the asset acquisition to determine whether consideration payable at a future date is contingent consideration or seller financing. If the payment depends on the occurrence of a specified future event or the meeting of a condition and the event or condition is substantive, the additional consideration is accounted for as contingent consideration. If the additional payment depends only on the passage of time or is based on a future event or the meeting of a condition that is not substantive, the arrangement is accounted for as seller financing. Contingent consideration payments accounted at a later date are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative or is probable that a liability has been incurred and the amount can be reasonably estimated, in which case the amount is accounted for separately and becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is capitalized as part of the cost of the assets acquired and allocated to increase the eligible assets on a relative fair value basis. However, if the contingent consideration is related to IPR&D assets with no alternative future use, the amount of the contingent payment is expensed.

All amounts expensed as IPR&D without alternative future use are part of research and development presented separately on the consolidated statements of operations for all periods presented.

See Note 3 for business combinations during the year ended December 31, 2023.

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

Based on the eligibility assessment discussed above, the Company concluded that its contingently convertible notes payable and certain term notes payable are eligible for the FVO and accordingly elected the FVO for those debt instruments. This election was made because of operational efficiencies in valuing and reporting for these debt instruments in their entirety at each reporting date (see Note 4 and Note 8 for additional disclosures).

Contingently convertible notes payable and related party contingently convertible notes payable, which include the related contingently issuable warrants, (collectively referred to as “CCNPs”), contain a number of embedded derivatives, such as settlement of the contingent conversion features with variable number of shares of common stock, features which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO for the entire CCNP instrument. In addition, certain term notes payable and related party term notes payable were issued with separately exercisable and freestanding warrants to purchase common stock, were issued with substantial discounts at issuance and contained certain embedded derivatives to be bifurcated and accounted for separately for those term notes, unless the FVO is eligible and elected. Accordingly, the Company qualified for and elected the FVO for the entire term notes payable instruments. Both the CCNP and the term notes payable, inclusive of their respective accrued interest at their stated interest rates (collectively referred to as the “FVO debt instruments”) were initially recorded at fair value as liabilities on the consolidated balance sheets and were subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the FVO debt instruments are recorded in changes in fair value of debt and change in fair value of debt — related party, included as a component of other income and expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of debt and change in fair value of debt — related party on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 4.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the consolidated statements of operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs.

Fair value measurements

The Company follows ASC 820, Fair Value Measurement, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Classification of Founders, Series A-1, and Series A-2 convertible preferred stock

The Company originally classified its Founders, Series A-1 and Series A-2 convertible preferred stock (collectively “Convertible Preferred Stock”) outside of permanent equity because the Convertible Preferred Stock contained certain redemption features that result in those shares being redeemable upon the occurrence of certain events that are not solely within the Company’s control, including liquidation, sale or transfer of control. Accordingly, the Convertible Preferred Stock was recorded outside of permanent equity and was subject to the classification guidance provided under ASC 480-10-S99. Because dividends were not contractually required to be accrued on the Convertible Preferred Stock as there was no stated or required dividend rate per annum, the Company was not required the accrete dividends into the carrying amount of the Convertible Preferred Stock in anticipation of a future contingent event or redemption value. Accordingly, the Company did not adjust the carrying values of the Convertible Preferred Stock to the respective liquidation preferences of such shares because of the uncertainty of whether or when such events would occur. As of December 31, 2023, all shares of Convertible Preferred Stock were converted into common stock pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 (see Note 10).

Classification of Series B convertible preferred stock – liability classified

The Company originally classified its Series B convertible preferred stock (“Series B Convertible Preferred Stock”) as a liability pursuant to the classification guidance provided under ASC 480-10-25-14, Distinguishing Liabilities from Equity, as it was considered an unconditional obligation to issue a variable number of shares. The liability was initially measured at fair value and subsequently remeasured at fair value each reporting period with the changes being recorded in the consolidated statements of operations as a non-cash gain or loss, as applicable.

As of December 31, 2023, all Series B Convertible Preferred Stock was converted into common stock in connection with the FLAG Merger closed on September 12, 2023, and in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements (see Note 10).

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

During the 36-month term of the Forward Purchase Agreement, if the Sellers liquidate the 1,000,000 shares in the market above $10.00 per share, then the Company will be entitled to receive up to $10.0 million in cash from the Sellers pursuant to the Forward Purchase Agreement. If the Sellers liquidate the shares below $10.00 per share, then the Company will be entitled to the price sold less $2.00 per share, from the Sellers. No proceeds will be available to the Company if the Forward Purchase Agreement shares are sold below $2.00 per share. The Forward Purchase Agreement may be terminated earlier by the Sellers if certain default events occur, including the stock price trading below defined thresholds for a defined period. In no event will the Company be obligated to pay cash to the Sellers during the term of the Forward Purchase Agreement or at its expiration.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Calidi evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 Derivatives and Hedging. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

The Company reviews the terms of other financial instruments such as convertible and contingently convertible secured debt, equity instruments, including warrants and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument in accordance with ASC 815. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants, including options or warrants to non-employees in exchange for consulting or other services performed.

The Company evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815 and accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it otherwise does not meet other equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value and remeasured at fair value at each subsequent reporting period with the offset adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. Common stock warrants classified as equity are initially measured at fair value on the grant date and are not subsequently remeasured.

As of December 31, 2022, the Company did not have any freestanding derivative financial instruments, or embedded derivative financial instruments that were accounted for separately from its host contract pursuant to ASC 815 and the above discussion on the FVO debt instruments (see Note 8).

As of December 31, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the Closing. As of December 31, 2023, the asset was revalued and estimated to have a fair value of $0.2 million. There can be no assurance that any proceeds from the Sellers will be made to the Company under the Forward Purchase Agreement.

Debt issuance costs

Debt issuance costs incurred to obtain debt financings are deferred and are amortized over the term of the debt using the effective interest method for all debt financings in which the fair value option has not been elected. Debt issuance costs on debt financings in which the fair value option is not elected are recorded as a reduction to the carrying value of the debt and are amortized to interest expense or interest expense — related party, as applicable, in the consolidated statements of operations.

For any debt financing in which the Company has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the consolidated statements of operations and are not deferred (see above discussion on the FVO election and Note 8).

Revenue recognition

To date, the Company has not generated any revenues from commercial products. Calidi analyzes its research collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, Calidi assesses whether aspects of the arrangement is within the scope of other accounting literature.

If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), by applying the following five-step model: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct within the context of the contract; (iii) determination of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, performance obligations are satisfied.

If a contract is determined to be within the scope of ASC 606 at inception, the Company assesses the goods or services promised within the contract, determines which of those goods and services are performance obligations, and assesses whether each promised good or service is distinct. The Company considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company combines that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. The Company may provide options to additional goods or services in such arrangements exercisable at a customer’s discretion. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good and services to the optional price, if any, that may be offered.

The Company determines the transaction price based on the amount of consideration that the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. The Company then allocates the transaction price to each performance obligation based on the relative standalone selling prices (“SSP”). SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At each reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.

The Company recognizes revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, deferred revenue will be classified in current liabilities. Revenue recognized, if any, prior to contractual billings made to the customer, and if the Company expects to have an unconditional right to receive the consideration in the next twelve months, these contractual assets are included in other current assets in the Company’s consolidated balance sheets. As of December 31, 2023, and December 31, 2022, there are no deferred revenue or contractual assets recorded.

The Company further analyzes changes to contracts from customers to assess whether they qualify as a contract modification within the scope of ASC 606. The Company considers that a contract modification exists when the parties to a contract approve a modification that either creates new, or changes, existing enforceable rights and obligations of the parties to the contract. The Company considers that a contract approval could be approved in writing, by oral agreement, or implied by customary practices. Whenever a change in the scope or price, or both, of a contract is approved by the parties to the contract, the Company analyzes whether the contract modification qualifies as a separate contract or a contract combination.

The Company accounts for a contract modification as a separate contract when (i) the scope of the contract increases because of the addition of promised goods or services that are distinct and (ii) the price of the contract increases by an amount of consideration that reflects the Company’s SSP of the additional promised goods or services and any appropriate adjustments to that price to reflect the circumstances of the particular contract. If the modification is not accounted for as a separate contract, Calidi analyzes whether one of the following should occur: (i) a termination of the original contract and the creation of a new contract, (ii) a cumulative catch-up adjustment to the original contract, or (iii) a combination of (i) and (ii) in a way that faithfully reflects the economics of the transaction.

Revenues recognized during the year ended 2022 have been recorded under ASC 606 from a service agreement with a customer that was completed during the year ended December 31, 2022 (see Note 12).

Cost of revenues

Cost of revenues generally consist of cost of materials, direct labor including benefits and stock-based compensation, equipment and infrastructure expenses associated with performing the services for the customer contract. Infrastructure expenses include depreciation of laboratory equipment and certain allocated costs such as rent, insurance and information technology.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. Calidi’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Calidi’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on the Company’s consolidated statements of operations.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized, if any. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2023 and 2022. The Company is currently unaware of any tax issues under review.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Changes to taxes on corporations impacted by the 2017 Tax Act include, but are not limited to, lowering the U.S. federal tax rates to a 21% flat tax rate, eliminating the corporate alternative minimum tax (“AMT”), imposing additional limitations on the deductibility of interest and net operating losses, allowing any net operating loss (“NOLs”) generated in tax years ending after December 31, 2017 to be carried forward indefinitely and generally repealing carrybacks, reducing the maximum deduction for NOL carryforwards arising in tax years beginning after 2017 to a percentage of the taxpayer’s taxable income, and allowing for additional expensing of certain capital expenditures. For tax years beginning after December 31, 2021, companies are required to capitalize all research and development expenditures that are experimental, and laboratory related incurred in their trade or business (sometimes referred to as a “Section 174 Expenditure” under the 2017 Tax Act). These Section 174 Expenditures are required to be amortized over a 5- or 15- year period for domestic or foreign eligible expenditures, respectively. As of December 31, 2023, Calidi has cumulatively capitalized approximately $17.6 million of Section 174 Expenditures of which approximately $14.8 million is remaining to be amortized over the above periods (see Note 13).

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax (‘CAMT’) on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. The Company does not expect the CAMT will have a material impact to its consolidated income tax provision (see Note 13).

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2023. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

Government grants

On October 27, 2022, the California Institute for Regenerative Medicine (“CIRM”) approved the Company’s application for a CIRM grant for the Company’s continued development of the SNV1 program. CIRM awarded Calidi approximately $3.1 million of CIRM funding conditioned that the Company co-fund approximately $0.8 million under the requirements of the CIRM application. On December 28, 2022, the Company received the Notice of Award from CIRM for this grant and the Company expects to be able to draw the funds over the next 18 months based on the operational milestones defined in the grant.

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that the Company has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income and expenses, net, on the Company’s consolidated statements of operations when the related research and developments expenses are incurred.

As of December 31, 2022, no amounts were received by the Company from the CIRM grant. During the year ended December 31, 2023, the Company recognized approximately $2.9 million in grant income in the accompanying consolidated statement of operations. As of December 31, 2023, grant cash payments and receivables from CIRM of approximately $1.5 million and $1.4 million, respectively, were included in cash and prepaids and other in the consolidated balance sheets.

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

Foreign currency translation adjustments and other comprehensive income or loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

Foreign currency transaction gains and losses

For transactions denominated in currencies other than the U.S. dollar, the Company recognizes foreign currency transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The Company’s foreign currency transaction gains and losses are principally generated by intercompany transfers to StemVac denominated in Euros to pay for the research and development activities performed by StemVac under an intercompany development agreement with the Company. Furthermore, the Company’s foreign currency transaction gains and losses include intercompany transfers to Calidi Australia denominated in AUD to pay for the research and development activities performed by Calidi Australia. These foreign currency remeasurement gains and losses are included in other income and expenses, net, and were insignificant for all periods presented.

Stock-based compensation

The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”).

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally and unless otherwise specified, the Company’s grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company estimated the fair value of common stock through the date of the FLAG Merger (See Note 3) using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold convertible preferred stock and common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in materially different fair values of stock options at each valuation date, as applicable. Following the FLAG Merger (See Note 3), the Company used the public price of its common stock.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Net loss per common share

Earnings per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. Although the Company’s historical Convertible Preferred Stock contained participating rights in any dividend declared and paid by the Company and were therefore participating securities, the Convertible Preferred Stock had no stated dividends and Calidi has never paid any cash dividends and does not plan to pay any dividends in the foreseeable future. Net loss attributable to common stockholders and participating securities is allocated to each share on an if-converted basis as if all of the earnings for the period had been distributed. However, the participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. Contingently convertible notes payable and contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a conversion contingency associated with the completion of a future financing event that had not occurred, and the contingency was not resolved, in the reporting periods presented herein. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Convertible Preferred Stock, convertible notes, stock option awards and outstanding warrants to purchase common stock (see Note 10) were antidilutive.

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the years ended December 31, 2023 and 2022 because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2023	2022 (3)
Employee stock options	7,871	9,954
Restricted stock units	40	—
Warrants for common stock	13,412	1,686
Earnout Shares	18,000	—
Founders convertible preferred stock	—	4,330
Series A1 convertible preferred stock	—	1,797
Series A2 convertible preferred stock	—	1,059
Convertible notes payable	—	182
Contingently convertible notes payable(1)	—	—
Contingently convertible SAFE agreements(2)	—	—
Total common stock equivalents	39,323	19,008

(1)	The contingently convertible notes payable was not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2022, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible notes payable’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency is resolved in September 2023. As of December 31, 2022, one lender remained holding the contingently convertible note payable (see Note 8). If the contingency were to have been resolved as of December 31, 2022, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the conversion ratio, is estimated as 0.2 million as of December 31, 2022.

(2)	The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2022, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible SAFE’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency is resolved in September 2023. If the contingency were to have been resolved on those SAFEs as of December 31, 2022, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the respective conversion ratio, is estimated as 3.3 million as of December 31, 2022.

(3)	Retroactively restated for the reverse recapitalization as described in Note 3.

Segments

The Company’s executive management team, as a group, represents the entity’s chief operating decision makers. To date, the Company’s executive management team has viewed the Company’s operations as one segment that includes the research, development and commercialization efforts of cell-based platforms to potentiate oncolytic virus therapies. As a result, the financial information disclosed materially represents all of the financial information related to the Company’s sole operating segment. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the U.S. and considering the Company’s limited revenue operating stage, the Company currently has no concentration exposure to products or customers.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective in fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023, with early adoption permitted. On January 1, 2023, the Company adopted ASU 2016-13 and the standard did not have any impact on its consolidated financial statements and related disclosures as the Company carries no such financial instruments.

Recently issued accounting pronouncements not yet adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. For all other entities, it is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”), amending certain provisions of ASC 842 that apply to arrangements between related parties under common control. This standard amends the accounting for leasehold improvements in common-control arrangements for all entities. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09.

3. Merger and Related Transactions

As described in Note 1, Calidi merged with a wholly owned subsidiary of FLAG on September 12, 2023. The FLAG Merger was accounted for as a reverse recapitalization under U.S. GAAP. Calidi was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the FLAG Merger: (i) Calidi stockholders own a substantial majority of the voting rights; (ii) Calidi designated a majority of the initial members of the board of directors of the combined company; (iii) Calidi ‘s executive management team became the management team of the combined company; and (iv) the Company was named Calidi Biotherapeutics, Inc. Accordingly, for accounting purposes, the FLAG Merger was treated as the equivalent of Calidi issuing stock to acquire the net assets of FLAG. As a result of the FLAG Merger, the net assets of FLAG were recorded at their acquisition-date fair value, which approximated book value due to the short-term nature of the instruments, in the financial statements of Calidi and the reported operating results prior to the FLAG Merger were those of Calidi. Historical common share amounts of Calidi have been retroactively restated based on the conversion ratio of approximately 0.42.

As a result of the Business Combination, all outstanding stock of Calidi was cancelled in exchange for the right to receive newly issued shares of Common Stock (“New Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by the Company. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal to approximately $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of newly issued Common Stock as merger consideration (“Merger Consideration”).

As additional consideration, each Calidi Stockholder is entitled to earn, on a pro rata basis, up to 18,000,000 shares of non-voting common stock (the “Escalation Shares”). During the five-year period following the Closing (the “Escalation Period”), Calidi Stockholders may be entitled to receive up to 18,000,000 Escalation Shares with incremental releases of 4,500,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $12.00, $14.00, $16.00 and $18.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares are held in escrow and are outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained an additional 85,849 Non-Redeeming Continuation Shares issued at Closing. At the Closing, Calidi Security Holders own approximately 76% of the outstanding shares of New Calidi Common Stock.

After giving effect to the Business Combination transaction and the issuance of the Merger Consideration described above, there were 35,522,230 shares of the Company’s Common Stock issued and outstanding as of December 31, 2023.

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

4. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset	—	—	230	230
Total assets, at fair value	$218	$—	$230	$448
Liabilities:
Public Warrants	$575	$—	$—	$575
Private Placement Warrants	96	—	—	96
Total warrant liabilities, at fair value	$671	$—	$—	$671

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Liabilities:
Contingently convertible notes payable, including accrued interest(1)	$—	$—	$1,152	$1,152
SAFEs	—	—	29,190	29,190
Total liabilities, at fair value	$—	$—	$30,342	$30,342

(1)	Elected the fair value option of accounting as discussed in Note 2.

Calidi’s financial instruments consist of cash, prepaid expenses and other current assets, deferred financing fees, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The Company previously entered into a legal settlement liability of $1.1 million (see Note 5). In accordance with the Settlement Agreement, the entire then unpaid amount was required to be repaid if the Company secures at least $10.0 million in equity financing, which the Company considered to be likely within the short-term (see Note 1). As such, as of December 31, 2022, approximately $0.6 million was included in legal settlement liability on the consolidated balance sheets. Upon the close of the FLAG Merger on September 12, 2023 (see Note 3), the entire amount became due and was subsequently paid to the Former Executive and as of December 31, 2023, there was no legal settlement liability outstanding.

The Company previously issued various debt financial instruments that included a loan payable, term notes payable, convertible notes payable, contingently convertible notes payable, and SAFEs, all of which were recently converted into common stock in connection with the closing of the FLAG Merger on September 12, 2023 (see Notes 8 and 9). For debt instruments that are not recorded at fair value amounting to $2.9 million and $4.3 million as of December 31, 2023 and December 31, 2022, respectively, the Company believes that the fair value of these debt instruments approximates their carrying value based on the borrowing rates available to the Company for debt with similar terms. The Company reports the fair value option debt instrument, including accrued interest, at its fair value as of each reporting date, with changes in the fair value of those instruments included in change in fair value of debt or change in fair value of debt — related party, as applicable, as part of other income and expenses, net, in the consolidated statements of operations. The Company has also previously issued certain other instruments such as the SAFEs which were also accounted for as fair value on a recurring basis further described below.

The Company previously entered into a Series B convertible preferred stock agreement (see Note 10). The Company previously classified its Series B convertible preferred stock as a liability, recorded at fair value on a recurring basis, subject to the classification guidance provided under ASC 480-10-25-14.

Contingently Convertible Notes Payable (CCNP)

The estimated fair value of the CCNPs was determined based on the aggregated, probability-weighted average of the outcomes of two possible scenarios, (i) the next qualified financing event, as defined, occurring prior to maturity and the CCNPs, including accrued interest, thereby mandatorily converting to the type and form of shares of stock issued in that qualified financing, including the underlying contingent warrants being issued at that time (referred to as “Scenario 1”), or, (ii) a qualified financing not occurring and the CCNPs, including accrued interest, maturing without conversion and without any warrants being issued (referred to as “Scenario 2”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the CCNP were outstanding, in each case, under Scenario 1, based on the risk-free rate consistent with risk-neutral similar derivative equity instruments and, under Scenario 2, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of similar corporate rate debt that the Company believes is appropriate for those probability-adjusted cash flows under Scenario 2. The value of the contingent warrants, applicable only to Scenario 1, was measured at fair value using the Black-Scholes option pricing model used to value preferred stock warrants using an underlying asset value and the discounted exercise price of the warrants, as defined, and the indicated volatility of convertible preferred stock.

As of December 31, 2023, in connection with the completion of the FLAG Merger described in Notes 1 and 3, all contingently convertible notes payable were converted to Calidi common stock in accordance with the conversion provisions in the original agreements.

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

Simple Agreements for Future Equity

Calidi previously entered into certain Simple Agreements for Future Equity instruments (“SAFE”) (see Note 9). The SAFE instruments were recorded as liabilities and stated at fair value based on Level 3 inputs. The estimated fair value of the SAFE instruments was determined based on the aggregated, probability-weighted average of the outcomes of certain possible scenarios, including (i) a next qualified financing event, as defined, thereby mandatorily converting the SAFE to the type and form of shares of stock issued in that qualified financing at a specified discount to the price issued (referred to as “SAFE Scenario 1”), (ii) a SPAC event, as defined, thereby mandatorily converting the SAFE to common stock at a specified discount to the price issued (referred to as “SAFE Scenario 2”), or (iii) a liquidity event defined as a change of control or initial public offering, in which case the investors will automatically be entitled to a portion of proceeds received under such event at a specified discount to the price issued (referred to as “SAFE Scenario 3”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the SAFE instruments were outstanding, in each case, based on a risk-adjusted discount rate estimated based on the implied interest rate using the changes in observed interest rates of corporate rate debt that the Company believes is appropriate for those probability-adjusted cash flow.

As of December 31, 2023, in connection with the completion of the FLAG Merger described in Note 3, all SAFEs were converted to Calidi common stock in accordance with the conversion provisions in the original agreements.

Series B Convertible Preferred Stock

Calidi previously entered into a Series B convertible preferred stock agreement (see Note 10). The Company recorded its Series B convertible preferred stock as a liability stated at fair value based on Level 3 inputs. The estimated fair value of the Series B convertible preferred stock was determined utilizing the probability-weighted expected return method (“PWERM”) based on the aggregated, probability-weighted average of the outcome of certain possible scenarios, including (i) SPAC event is completed, as defined, thereby mandatorily converting the Series B convertible preferred stock to common stock at a specified discount to the price issued (referred to as “SPAC Scenario”), or (ii) SPAC event is not completed, as defined (referred to as “Non-SPAC Scenario”). The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the Series B convertible preferred stock instruments were outstanding, in each case, based on a weighted-average discount rate.

In connection with the completion of the FLAG Merger as described in Note 3, all series B Convertible Preferred Stock were converted into Calidi common stock immediately prior to the closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements.

Forward Purchase Agreement Derivative Asset

During August 2023, FLAG and Calidi entered into certain forward purchase agreements, collectively the Forward Purchase Agreement, as further described in Note 2 above. The Forward Purchase Agreement is accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. To value the Forward Purchase Agreement derivative asset, a Monte Carlo simulation valuation model is used, using a risk-neutral Geometric Brownian Motion (GBM) to simulate potential future stock price paths based on underlying stock price over the three-year period commensurate with the term of the agreement.

The following table summarizes the significant unobservable inputs used in the fair value measurement of level 3 instruments as of December 31, 2023 and December 31, 2022:

December 31, 2023
Instrument	Valuation Technique	Input	Input Range
Forward Purchase Agreement Derivative Asset	Monte Carlo Simulation	Risk-free interest rate	4.09%
		Expected Term (years)	2.66 years
		Expected volatility	85.0%
		Underlying stock price	1.51
		Dividend yield	0.0%

December 31, 2022
Instrument	Valuation Technique	Input	Input Range
Contingently convertible notes payable, including accrued interest	Scenario-based, probability-weighted average analysis	Timing of the scenarios	0.5 years
		Probability - Scenario 1	0.0%
		Risk-free interest rate - Scenario 1	13.4%
		Probability - Scenario 2	100.0%
		Risk-adjusted discount rate - Scenario 2	13.4%

Contingently issuable warrants on contingently convertible notes payable – Scenario 1	Black-Scholes option pricing model	Expected term	2.0 years
		Expected volatility on preferred stock	40.0%
		Expected dividend yield	0.0%
		Risk-free interest rate	3.2%

SAFEs	Scenario-based, probability-weighted average analysis	Timing of the scenarios	0.4 - 3 years
		Probability — SAFE Scenario 1	20.0%
		Probability — SAFE Scenario 2	70.0%
		Probability — SAFE Scenario 3	10.0%
		Risk-adjusted discount rate — SAFE Scenarios 1 through 3	13.4%, 13.4%, and 13.1%, respectively

Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, discount rates, yield curves, credit spreads, measures of volatility and correlations of such inputs. Fair value measurements associated with the CCNPs, term notes payable, SAFEs, Series B convertible preferred stock, forward purchase agreement derivative asset, and private placement warrants (collectively the “valued instruments”) were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases or decreases in the fair value of the valued instruments can result from updates to assumptions such as the expected timing or probability of a qualified financing event, or changes in discount rates, among other assumptions. Based on management’s assessments of the valuations by the Company’s valuations specialists, none of the changes in the fair value of those instruments were due to changes in the Company’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value, and the change in fair value, of valued instruments, and the results of operations in any given period.

The following table presents the changes in fair value of valued instruments for the year ended December 31, 2023 (in thousands):

	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs	Series B convertible preferred stock, at fair value	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Placement Warrants, at fair value
Balance at January 1, 2023	$1,152	$29,190	$—	$—	$—	$—
Proceeds from issuance	—	2,760	24,497	—	—	—
Recognition of Forward Purchase Agreement Derivative Asset	—	—	—	(4,520)	—	—
Warrants Liability assumed at the close of the FLAG Merger as of September 12, 2023	—	—	—	—	2,990	497
Issuance of SAFE in lieu of cash for advisory services	—	166	—	—	—	—
Loss at inception	—	—	2,412	—	—	—
Change in fair value	874	(3,253)	(2,684)	4,290	(2,415)	(401)
Conversion into Common Stock	(2,026)	(28,863)	(24,225)	—	—	—
Balance at December 31, 2023	$—	$—	$—	$(230)	$575	$96

As of January 1, 2023, because the Scenario 2 probability of the contingently convertible notes payable was at 100%, as defined above, the corresponding contingently issuable warrants, accordingly, had no fair value as of that date since under that scenario those warrants would not be issuable.

The following table presents the changes in fair value of valued instruments for the year ended December 31, 2022 (in thousands):

	Contingently convertible notes payable, including accrued interest, at fair value	Term notes payable, including accrued interest, at fair value	SAFEs
Balance at January 1, 2022	$1,572	$505	$15,811
Proceeds from issuance	—	—	10,650
Issuance of SAFE in lieu of cash for advisory services	—	—	195
Extinguishment of term notes payable	—	(516)	—
Change in fair value	(420)	11	2,534
Balance at December 31, 2022	$1,152	$—	$29,190

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

As of December 31, 2023 and December 31, 2022, there were $0 and $0.3 million, respectively, of deferred financing costs, which include the advances made to FLAG above, included in other noncurrent assets.

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

As of December 31, 2022, approximately $0.6 million, respectively, was included in legal settlement liability on the consolidated balance sheets. Upon the close of the FLAG Merger, the entire amount became due and was subsequently paid to the Former Executive on September 21, 2023. Accordingly, as of December 31, 2023, there was no legal settlement liability outstanding.

Accrued expenses and other current liabilities

As of December 31, 2023 and December 31, 2022, accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation(1)	$1,720	$4,070
Accrued vendor and other expenses	3,712	1,277
Accrued expenses and other current liabilities	$5,432	$5,347

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 14).

See Note 14 for additional commitments.

Prepaid expenses and other current assets

As of December 31, 2023 and December 31, 2022, prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$485	$88
Prepaid insurance	284	23
CIRM receivable	1,360	—
Other	225	303
Prepaid expenses and other current assets	$2,354	$414

6. Machinery and Equipment, net

As of December 31, 2023 and December 31, 2022, machinery and equipment, net, was comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$2,263	$1,518
Accumulated depreciation	(993)	(631)
Machinery and equipment, net	$1,270	$887

Depreciation expense amounted to approximately $0.4 million and $0.3 million for the year ended December 31, 2023 and 2022, respectively.

7. Related Party Transactions

Calidi has funded its operations to date primarily through private sales of convertible preferred stock, contingently convertible and convertible promissory notes, SAFEs and common stock. These investments have included various related parties, including from AJC Capital and certain directors as further discussed below.

The following table presents the various significant related party transactions and investments in Calidi for the periods presented (in thousands):

Related Party	Description of investment or transaction	December 31, 2023	December 31, 2022
AJC Capital, Director B, and a manager	Convertible notes payable, including accrued interest(1)	—	804
AJC Capital, Director E and executive officer’s family office	Term notes payable, net of discount, including accrued interest(2)	278	1,962
AJC Capital, Directors A, D, E, F, an officer, and a manager	Simple agreements for future equity (SAFE), at fair value(3)	—	4,615
AJC Capital, Director D	Accounts payable and accrued expenses(4)	104	170
Directors C	Contingently convertible notes payable, including accrued interest, at fair value(5)	—	1,152
Former Executive	Legal settlement liability(6)	—	640
Director D	Former President and Chief Operating Officer(7)	495	300
Director A	Advisory services included in accrued expenses(8)	18	82
AJC Capital	Lease guaranty(9)	167	150
Director A	Term notes payable including accrued interest(2)	2,060	—
Director A	Other liabilities(11)	538	—
AJC Capital and Director A	Warrant Liability(10)	48	—

(1)	See Note 8 for full disclosures on debt, including the convertible notes and related extensions of scheduled maturity dates.

(2)	Term notes payable, net of discount, in principal amount of $0.5 million plus accrued interest, issued to AJC Capital in May 2020 with 900,000 warrants to purchase common stock and stated interest rates (see Notes 8 and 10). Term notes payable in principal amount of $0.5 million, plus accrued interest issued in March 2021 to Director A with 1,000,000 warrants to purchase common stock and stated interest rates (see Notes 8 and 10). In December 2022 and during the year ended December 31, 2023, Calidi issued various term notes in the aggregate principal amount of $3.0 million to AJC Capital, Directors A, E, and an executive’s officer’s family office (see Notes 8 and 10). All of the above term notes payable, as applicable, remained outstanding as of December 31, 2022, but only $0.3 million remained outstanding as of December 31, 2023 (see Note 8). As of December 31, 2023, all related party term note payable amounts due to Director A totaling $1.8 million have been classified as a long term liability, while the remaining related party term note payable to all other parties of $0.3 million are classified as a short term liability on the accompanying consolidated balance sheets.

(3)	See Note 9 for full disclosures around the SAFE instruments.

(4)	Amounts owed to AJC Capital as of December 31, 2023, for primarily rent expense for temporary use of personal house for company office space in 2020; in addition, amounts owed to AJC Capital and Director D for certain consulting expenses, included in accounts payable and accrued expenses as of December 31, 2022.

(5)	See Note 8 for full disclosures around contingently convertible notes payable, including accrued interest, accounted for using the fair value option. Director C is a partner in a partnership agreement with the Calidi investor who holds the contingently convertible notes issued by Calidi which may deem Director C’s partnership to be the beneficial owner of this contingently convertible note, which is $0 as of December 31, 2023 and $1.2 million as of December 31, 2022, respectively.

(6)	See Note 6 for full disclosure of a settlement liability recorded with a Co-Founder and Former Executive of Calidi, which was paid in September 2023.

(7)	On February 1, 2022, Calidi appointed a current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of Calidi under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng is entitled to a base annual salary of $0.5 million, a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, Calidi entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual as of December 31, 2023 (see Note 14).

(8)	On April 1, 2022, Calidi entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon Calidi raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023.

(9)	In October 2022, in order for Calidi to secure and execute the San Diego Lease discussed in Note 14, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(10)	See Note 10 for full disclosures around Warrants.

(11)	In August 2023, Calidi entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, payable on January 1, 2025. The $0.5 million note bears interest at 24%.

See Note 5 for the Promissory Note agreement between FLAG and Calidi.

8. Debt

The Company’s outstanding debt obligations as of December 31, 2023 and December 31, 2022, including related party components, are as follows (in thousands):

	December 31, 2023
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,500	$—	$(21)	$388	$2,867
Total debt	$2,500	$—	$(21)	$388	$2,867
Less: current portion of long-term debt					(807)
Long-term debt, net of current portion					$2,060

	December 31, 2022
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest		Net Carrying Value
Convertible notes payable	$765	$—	$—	$39		$804
Contingently convertible notes payable, including accrued interest, at fair value	1,000	152	—	—	(a)	1,152
Term notes payable	2,500	—	(138)	107		2,469
Loans payable	1,000	—	—	—		1,000
Total debt	$5,265	$152	$(138)	$146		$5,425
Less: current portion of long-term debt						(5,425)
Long-term debt, net of current portion						$—

(a)	Accrued interest is included in fair value measurements for contingently convertible notes payable, at fair value, for the periods presented. See further disclosures under the fair value option of accounting in Note 2, Note 4, and applicable sections below.

Scheduled maturities of outstanding debt, net of discounts are as follows (in thousands):

Year Ending December 31:
2024	$750
2025	1,750
2026 and thereafter	—
Plus: accrued interest	388
Less: Discount	(21)
Total debt	$2,867

The following discussion includes a description of the Company’s outstanding debt as of December 31, 2023 and December 31, 2022. The weighted average interest rate related to the Company’s outstanding debt not accounted for under the fair value option was approximately 15.1% and 8.7% as of December 31, 2023 and December 31, 2022, respectively. Interest expense related to the Company’s outstanding debt not accounted for under the fair value option totaled approximately $1.1 million and $0.2 million for the year ended December 31, 2023 and 2022, respectively, which is reported within other income and expense, net, in the consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions. Interest expense related to debt instruments that are accounted for under the fair value option is presented within the single line of change in fair value of debt or change in fair value of debt — related party, as applicable, in the consolidated statements of operations.

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

In March 2022, one of the related party investors provided notice and converted $0.5 million of the 2018 Convertible Notes to into 257,143 shares of Series A-2 convertible preferred stock (see Note 10). The contractual conversion was recorded at carrying value and resulted in no gain or loss in the consolidated statements of operations.

In July 2022, the maturity date for the remaining $0.8 million of principal amount of the 2018 Convertible Notes was extended to the earlier of i) December 31, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2018 Convertible Notes accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

The 2018 Convertible Notes were converted pursuant to its provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of December 31, 2023.

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

Calidi elected to measure the 2019 CCNPs, including accrued interest and contingently issuable warrants, using the fair value option under ASC 825 and, as a result, Calidi records any changes in fair value within change in fair value of debt on the consolidated statements of operations. Calidi elected to also include the component related to accrued interest within the single line of change in fair value of debt and change in fair value of debt — related party on the consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 3 for further details.

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

The 2019 CCNPs were converted pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of as of December 31, 2023.

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

Calidi elected to measure the 2020 CCNPs, including accrued interest and contingently issuable warrants, using the fair value option under ASC 825 and records all changes in fair value included in change in fair value of debt and change in fair value of debt — related party, on the consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 3 for a full discussion of the valuation methodologies and other details related to the 2020 CCNPs.

In September 2021, $3.0 million unpaid principal balance for one of the 2020 CCNPs plus accrued interest was exchanged for an equivalent amount of a SAFE agreement, which included the cancellation of the applicable contingently issuable warrants upon the exchange into the SAFE (see Note 9). In September 2022, the maturity date of the 2020 CCNPs was extended to September 23, 2023. The amended 2020 CCNPs continued to accrue interest at 5% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations for the year ended December 31, 2023. As of December 31, 2022, the remaining $1.0 million in unpaid principal remained outstanding for the amended 2020 CCNPs with one investor that is also a related party (see Note 7).

The 2020 CCNPs were converted pursuant to their provisions in connection with the FLAG Merger closed on September 12, 2023 and are no longer outstanding as of December 31, 2023.

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

Upon original issuance, Calidi elected to measure the 2020 Term Notes, including accrued interest, using the fair value option under ASC 825 and record all changes in fair value, including accrued interest, in change in fair value of debt and change in fair value of debt — related party on the consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 4 for a full discussion of the valuation methodologies and other details related to the 2020 Term Notes.

In June 2021, upon the scheduled maturity of the outstanding 2020 Term Notes, the holders and Calidi agreed to extend the maturity dates for all remaining 2020 Term Notes to September 30, 2022, in exchange for 10% of the principal amount in shares of common stock as an extension fee, while all other terms and conditions remained substantially unchanged. The extension fee resulted in the issuance of 50,000 shares of common stock with a fair value of $36,000. The debt amendments were at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Calidi recorded a loss on debt extinguishment of $36,000 in the consolidated statements of operations based on the difference between the fair value of the amended term notes of approximately $0.5 million, the fair value of common stock issued of $36,000 and the carrying amount of the original term notes of $0.5 million. Due to the fair value election, the carrying value of the original term notes equals the fair value at extinguishment date.

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

In July 2022, the maturity date of the 2020 Term Note was extended to the earlier of i) December 31, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2020 Term Note will accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2020 Term Notes, $0.5 million of principal plus accrued interest was amended with an extended maturity date of November 1, 2023. The remaining $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing but remained outstanding as of December 31, 2023. The amended 2020 Term Note will continue to accrue interest at 10% per annum. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equaled the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

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

As of December 31, 2022, the interest rate of the remaining 2020 Term Notes was 10% and the total carrying value, including accrued interest was $0.6 million.

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

Upon original issuance, Calidi elected to measure the 2021 Term Note, including accrued interest, using the fair value option under ASC 825 and record all changes in fair value, including accrued interest, in change in fair value of debt — related party on the consolidated statements of operations. See Note 2 under the Fair value option of accounting section and Note 4 for a full discussion of the valuation methodologies and other details related to the 2021 Term Note.

In March 2022, upon the scheduled maturity of the outstanding 2021 Term Note, the holder and Calidi agreed to extend the maturity date for the 2021 Term Note to the earlier of i) September 30, 2022 or ii) Calidi’s completion of a qualified financing of $5 million or more. All other terms and conditions remained substantially unchanged. The debt amendments occurred at the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Due to the fair value election, the carrying value of the original term notes equals the fair value at extinguishment date. As the fair values of the amended term note approximated the original term, no gain or loss was recorded in the consolidated statement of operations for the year ended December 31, 2022.

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

In July 2022, the maturity date of the 2021 Term Note was extended to the earlier of i) September 30, 2023 or ii) Calidi’s completion of a qualified financing of $15 million or more. The amended 2021 Term Note will accrue interest at 10% per annum. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

In connection with the closing of the FLAG Merger on September 12, 2023, the 2021 Term Note plus accrued interest was amended, with an extended maturity date of January 1, 2025. For this holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $37,000.

As of December 31, 2023 and December 31, 2022, the interest rate of the 2021 Term Notes was 24% and 10%, respectively, and the total carrying value, including accrued interest was approximately $0.6 million and $0.5 million, respectively.

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

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2022 Term Notes, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders at the Closing, and $0.1 million of principal plus accrued interest was scheduled to be paid shortly after the Closing.

For the term notes that were amended, all to related parties, $0.2 million of principal was extended to mature on November 1, 2023, $0.2 million of principal was extended to mature on March 1, 2024, and in February 2024 further extended to mature on May 1, 2024, and $0.2 million of principal was extended to mature on January 1, 2025. The debt amendments occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the holder that extended to January 1, 2025, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $22,000.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 190,476 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million in the consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing, the Company expensed the related debt discount, resulting in a loss on debt extinguishment of approximately $1,000 in the consolidated statements of operations.

The 2022 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 15% per annum for a total principal of $0.2 million. As of December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

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

On March 1, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to May 1, 2024. The amended 2022 Term Note will accrue interest at 16% per annum commencing on March 1, 2024. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

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

In connection with the closing of the FLAG Merger on September 12, 2023, with regard to the 2023 Term Notes, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders at the Closing, $0.6 million of principal plus accrued interest was scheduled to be paid shortly after the closing, and $0.6 million of principal plus accrued interest remained substantially unchanged due to scheduled maturity in May 2024.

For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, Calidi agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Primarily due to the incentive provided to defer the debts, as well as the write off of the related debt discount, the carrying value of the original notes did not equal the fair value at extinguishment date, which resulted in a loss on debt extinguishment with a related party recorded in the consolidated statement of operations of approximately $0.1 million.

For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 197,344 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50. Based on the difference between the fair value of the common stock of $1.1 million and the carrying value of the original notes of $1.0 million, Calidi recorded a loss on debt extinguishment of approximately $0.1 million and a loss on debt extinguishment with a related party of approximately $0.1 million recorded in the consolidated statements of operations.

For the term loans that were scheduled to be paid shortly after closing, the Company expensed the related debt discount, resulting in loss on debt extinguishment of approximately $6,000 and a loss on debt extinguishment with a related party of approximately $18,000 recorded in the consolidated statements of operations.

The 2023 Term Notes are accounted for at amortized cost and accrue interest according to the terms of the agreement. As of December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million and 14% per annum for a total principal of $0.6 million. As of December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.9 million.

On October 3, 2023, as agreed upon above in connection with the Closing of the FLAG Merger, Calidi settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

Loans Payable

2020 Line of Credit

In 2020, Calidi opened a line of credit with a third-party bank for a borrowing capacity of up to $1.0 million “LOC”). All principal amounts borrowed on the LOC, including any accrued paid unpaid interest, was to mature on October 26, 2021, and any amounts borrowed may be repaid by Calidi without penalty at any time before maturity. In 2021, Calidi borrowed the full $1.0 million that was available under its LOC, which remained outstanding as of December 31, 2022. The amounts borrowed bear interest at a rate of 1.6% per annum applied to the outstanding principal balance multiplied by the actual number of days the principal balance is outstanding, such interest payments are due monthly. As of December 31, 2022, Calidi was in compliance with applicable covenants of the LOC.

As a condition of approval of the LOC, the bank required collateral to be provided by AJC Capital to the bank held in the name of AJC Capital. As consideration for the AJC Capital collateral provided to the bank, Calidi issued to the shareholder warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share (see Note 7).

In October 2021, upon the scheduled maturity, the lender renewed the LOC for another year to October 29, 2022, with substantially the same terms and condition. Calidi performed a borrowing-capacity analysis in accordance with ASC 470-50 and determined that the borrowing capacity of the amended LOC exceeds the borrowing capacity under the original LOC. There were no unamortized costs or new lender fees relating to the renewal and, therefore, the entire $1.0 million principal balance was carried forward as of the renewal date.

In October 2022, upon the scheduled maturity, the lender renewed the LOC for another year to October 26, 2023. The interest rate was increased to a fixed rate of 2.5% per annum based on current market conditions. All other terms and conditions remained substantially unchanged.

In October 2023, the LOC was settled in full and was no longer outstanding as of December 31, 2023.

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

In connection with the closing of the FLAG Merger on September 12, 2023, all of the 2021 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of December 31, 2023.

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

In connection with the closing of the FLAG Merger on September 12, 2023, all of the 2022 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of December 31, 2023.

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

In connection with the closing of the FLAG Merger on September 12, 2023, all of the 2023 SAFEs were converted to Calidi common stock pursuant to their conversion provisions and are no longer outstanding as of December 31, 2023.

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

In connection with the closing of the FLAG Merger on September 12, 2023, the remaining 2020 CCNP was converted to Calidi common stock pursuant to the conversion provisions and is no longer outstanding as of December 31, 2023. The 2020 CCNP investor also received 200,000 FLAG private warrants as part of the Merger Consideration at the Closing.

10. Preferred Stock, Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

 Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023, there were no shares of preferred stock outstanding.

 Convertible Preferred Stock

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to Calidi common stock pursuant to the conversion provisions and are no longer outstanding as of December 31, 2023.

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

Liquidation preferences

In the event of any liquidation or deemed liquidation event such as dissolution, winding up, or loss of control, either voluntary or involuntary, the holders of Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds to the holders of common stock, an amount equal to the Convertible Preferred Stock original issue price plus any declared and unpaid dividend or such amount per share were the Convertible Preferred Stock be converted into common stock. Liquidation payments to the holders of Convertible Preferred Stock have priority and are made in preference to any payments to the holders of common stock. The liquidation preferences as of December 31, 2022 are reported above. There were no convertible preferred stock shares outstanding as of December 31, 2023.

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

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock were converted to Calidi common stock pursuant to the conversion provisions above and are no longer outstanding as of December 31, 2023.

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

Calidi evaluated the accounting implications of the initial JIG Tranche 1 and Calidi Cure Tranche 1 financing. As of June 20, 2023 (issuance date), only the $5 million JIG Tranche 1 and $0.2 million of Calidi Cure’s purchase commitment were funded. Based on Calidi’s analysis, the Series B Preferred Stock Initial Closing (JIG Tranche 1) and Calidi Cure $0.2 million were classified as a liability under ASC 480-10-25-14, with any changes being recorded in the consolidated statements of operations. Calidi recorded a day 1 loss of approximately $2.4 million recorded on the issuance date. The entire day one loss and the change in fair value was recorded in Calidi’s consolidated statements of operations included in Change in fair value of debt, other liabilities, and derivatives – related party. Calidi then recorded a mark to market adjustment to September 16, 2023 resulting in a $2.7 million gain from change in fair value from June 20, 2023 (issuance date) to December 31, 2023, recorded within Change in fair value of debt, other liabilities, and derivatives – related party within the consolidated statements of operations. Further, as consideration for the Series B Preferred Stock financing, Calidi recorded a financing cost of $2.7 million for the year ended December 31, 2023, included in Calidi’s other income and expenses, net, presented within the consolidated statements of operations labeled Series B preferred stock financing costs – related party.

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

As an incentive to purchase the Series B Preferred Stock in June 2023, JIG and to Calidi Cure received 255,987 and 1,500 shares of FLAG Class B Common Stock, respectively, valued at an aggregate of $2.7 million which was recorded as a financing cost included in other expenses in the consolidated statements of operations for the year ended December 31, 2023.

In connection with the Closing of the FLAG Merger, JIG purchased the remaining 300,001 shares of Series B Convertible Preferred Stock for $7.4 million for JIG Tranche 2, net of fees and commissions of $0.1 million, which, along with JIG Tranche1 that was funded in June 2023, all Series B Convertible Preferred Stock held by JIG was converted to Calidi common stock immediately prior to the Closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements. Furthermore, at the Closing, Calidi Cure purchased 500,000 shares of Series B Preferred Stock for $12.1 million, net of fees and commissions of $0.4 million, comprising both Calidi Cure Tranche 1 and Calidi Cure Tranche 2 and all Series B Convertible Preferred Stock held by Calidi Cure was converted to Calidi common stock immediately prior to the Closing in accordance with the conversion provisions in the Series B Convertible Preferred Stock agreements. Accordingly, there were no Series B Convertible Preferred Stock shares outstanding as of December 31, 2023.

Common Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of December 31, 2023 and December 31, 2022, there were 35,522,230 and 8,583,724 shares of common stock issued and outstanding, respectively, and 18,000,000 and 0 shares of non-voting common stock outstanding, respectively. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the year ended December 31, 2023, Calidi issued 7,185,734 shares of common stock in connection with the conversion of convertible preferred stock (see above), 42,822 shares of common stock with term notes as interest paid in kind and other (see Note 8), 1,546 shares of common stock in lieu of cash per legal settlement agreement, 197,711 shares of common stock from exercises of stock options (see Note 11), 387,820 shares of common stock for Calidi debt settlement in connection with the FLAG Merger (see Note 8), 46,826 shares of common stock for Calidi deferred compensation settlement in connection with the FLAG Merger (see Note 14), 1,306,811 shares of common stock issued to Non-Redemption and PIPE Agreement Investor in connection with FLAG Merger, 1,000,000 shares of common stock under the Forward Purchase Agreement in connection with FLAG Merger, and 16,769,236 shares of common stock issued to Calidi stockholders as result of FLAG Merger.

During the year ended December 31, 2022, Calidi issued 109,739 shares of common stock from exercises of stock options, 57,857 shares of common stock related for certain services in lieu of cash, 105,137 shares in conjunction with a lawsuit settlement (see Note 14), and 16,175 shares in lieu of cash interest in conjunction with certain term note agreements (see Note 8).

As of December 31, 2023, common stock reserved for future issuance consisted of the following:

Common stock warrants outstanding	13,412,154
Common stock options issued and outstanding	7,870,870
Restricted stock units vested and unreleased	40,218
Shares available for future issuance under the 2023 Equity Incentive Plan	3,604,587
Shares reserved under the 2023 Employee Stock Purchase Plan	3,937,802
28,865,631

In connection with the closing of the FLAG Merger on September 12, 2023, all Calidi Common Stock, including all convertible common equivalents were exchanged for New Calidi Common Stock (see Note 3). After giving effect to the Business Combination transaction and the issuance of the Merger Consideration described above, there are 35,522,230 shares of the Company’s Common Stock issued and outstanding.

Warrants

As of December 31, 2023, there were 13,412,154 warrants to purchase Common Stock outstanding, consisting of 11,500,000 Public Warrants and 1,912,154 Private Placement Warrants.

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

2020 LOC Warrants

In connection with the LOC discussed in Note 8, Calidi issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $1.00 per share (“2020 LOC Warrants”). The 2020 LOC Warrants have a termination provision and are equity classified similar to the provisions of 2020 Term Note Warrants. At the time of issuance, the fair value of the 2020 LOC Warrants was estimated to be $0.6 million and recorded as a deferred financing fee with a corresponding increase to additional paid in capital. This amount was included within deferred financing fees and other noncurrent assets on the consolidated balance sheet and is being amortized to interest expense in the consolidated statements of operations over the term of the LOC (see Note 8).

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

As of December 31, 2023, all 11,500,000 public warrants remain outstanding.

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

As of December 31, 2023, all 1,912,514 private placement warrants remain outstanding.

The following table summarizes the Company’s aggregate warrant activity for the year ended December 31, 2023.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2023 (1)	1,685,760	$2.40	7.87
Issued - Private Placement Warrants	1,912,154	—	—
Issued - Public Warrants	11,500,000	—	—
Exercised	—	—	—
Converted into Common Stock (1)	(1,685,760)	—	—
Outstanding at December 31, 2023	13,412,154	$11.50	4.72

(1)	Retroactively restated for the reverse recapitalization as described in Note 3.

11. Stock-Based Compensation

Equity Incentive Plans

Prior to January 1, 2019, Calidi adopted the 2016 Stock Plan (the “2016 Plan”) under which Calidi was authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, Calidi adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, Calidi terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, the Company assumed the options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Since the 2019 Plan was not assumed by the Company, the Company may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options issued under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 20,000,000 (pre-Business Combination) equity awards, which was increased to up to 25,500,000 (pre-Business Combination) in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of December 31, 2023, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

Under the 2019 Plan, awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2019 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

No Awards may be granted under the 2019 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 3,937,802 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of December 31, 2023, the Administrator has issued RSUs and stock options under the 2023 Plan.

Under the 2023 Plan, Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2023 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

 No Awards may be granted under the 2023 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

On September 12, 2023, upon closing of the FLAG Merger (Note 3), the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.42. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger (See Note 3). Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were no shares issued under the 2023 ESPP during the year ended December 31, 2023.

Stock Options

Options granted under the 2019 Plan and 2023 Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to Calidi employees and employees of domestic subsidiaries, as applicable. The exercise price of stock options shall be equal to or greater than the fair market value of Calidi common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of Calidi stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $0.1 million, otherwise it will be classified as a Non-Qualified Stock Option.

The exercise price of an option may be payable in cash or in common stock, or in a combination of cash and common stock, or other legal consideration for the issuance of stock as the Board or Administrator may approve.

Generally, options vest over four years and will be exercisable only while the optionee remains an employee, director or consultant, or during the three months thereafter, but in the case of the termination of an employee, director, or consultant’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of twelve months after termination or the expiration date of the option.

Option awards activity

A summary of the 2019 Plan and 2023 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	9,954	$2.67	7.48	$4,840
Options granted	619	4.67
Options exercised	(2,178)	2.01
Options forfeited or cancelled	(524)	3.01
Outstanding at December 31, 2023	7,871	$2.58	5.82	$2,639
Exercisable at December 31, 2023	6,207	$1.96	5.16	$2,637

Restricted stock units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2023	—	$—
Granted	40	$1.80
Vested	(40)	$1.80
Balance at December 31, 2023	—	$—
Vested and unreleased	40	$1.80
Outstanding at December 31, 2023	40	$1.80

Calidi recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,075	$747
General and administrative	3,734	3,775
Total stock-based compensation expense	$4,809	$4,522

On January 18, 2023, the Board approved a repricing of approximately 1.5 million stock options previously granted at an exercise price of $9.27 per share to the then current fair value of $7.11 per share pursuant to an updated valuation report. The year ended December 31, 2023 include a noncash compensation charge of approximately $0.2 million in connection with this repricing. The year ended December 31, 2022 include a noncash compensation charge of approximately $0.7 million for certain stock options that were accelerated as to vesting in connection with employment agreements entered into or amended with certain executives. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

As of December 31, 2023, the total unamortized stock-based compensation expense related to stock options was approximately $7.1 million expected to be amortized over an estimated weighted average life of 2.19 years. The weighted-average estimated fair value of stock options with service-conditions granted during the year ended December 31, 2023 and 2022 was $4.29 and $6.85 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected volatility	88.76%	88.35%
Risk-free interest rate	3.81%	2.09%
Expected option life (in years)	5.80	6.00
Expected dividend yield	0.0%	0.0%

The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

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

Revenue related to the performance obligations was recognized over time as the services were performed, based on Calidi’s progress to satisfy the performance obligations. As of December 31, 2022, the contractual asset was offset by the scheduled billing and collection of the remaining $0.2 million under Amendment No. 1. Accordingly, for the year ended December 31, 2022, the project under Amendment No. 1 was completed and the Company recognized the remaining $45,000 of service revenues in that period.

13. Income Taxes

Income/(Loss) before provision for income taxes consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
United States	$(27,984)	$(25,375)
International	(1,216)	(41)
Loss before provision for income taxes	$(29,200)	$(25,416)

The income tax expense (benefit) by jurisdiction for the years ended December 31, 2023 and 2022, were as follows (in thousands):

	2023	2022
Current:
Federal	$—	$—
State and local	—	—
Foreign	16	11

Total current	$16	$11

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred	—	—
Total tax expense	$16	$11

Since inception, the Company has incurred net operating losses primarily for U.S. federal and state income tax purposes and has not reflected any benefit of such net operating loss carryforwards for any periods presented herein. For the years ended December 31, 2023 and 2022, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of German provision for income taxes was recorded as presented on the consolidated statements of operations.

Income taxes during the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax loss from operations as a result of the following:

	2023	2022
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	—%	—%
State tax benefit	7%	6%
Stock based compensation	(2)%	(1)%
Other permanent differences	(1)%	—%
Change in valuation allowance	(28)%	(24)%
Research and development credit	—%	—%
Change in fair value of debt	1%	(2)%
Stock issuance cost	(2)%	—%
Acquired startup costs	4%	—%
	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$15,236	$10,102
Research and development credit carryforwards	666	404
Stock-based and other compensation	2,131	1,616
Lease liability	1,143	12
Capitalized research and development expenditures	3,109	1,306
Transaction and financing costs	—	537
Depreciation and amortization	1,508	207
Accrued liabilities and other reserves	1,217	1,376
Total deferred tax assets	25,010	15,560
Right-of-use and other assets	(1,147)	(10)
Total deferred tax liabilities	(1,147)	(10)
Valuation allowance	(23,863)	(15,550)
Net deferred tax asset	$—	$—

As of December 31, 2023, the Company had net operating loss carryforwards of approximately $52.1 million for U.S. federal income tax purposes and $65.3 million for state income tax purposes. Federal net operating losses of $8.0 million generated on or prior to December 31, 2017, expire in varying amounts between 2034 and 2037, while federal net operating losses of $44.1 million generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2034 and 2043.

As of December 31, 2023, the Company has research and development credit carryforwards for federal purposes of $0.7 million and for state purposes of $0.8 million. The federal credits will expire between 2040 and 2043, while the state credits have no expiration.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2023. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $8.3 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively.

The Company has uncertain tax benefits (“UTBs”) totaling approximately $1.5 million and $1.2 million as of December 31, 2023 and 2022, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. The Company does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2023	2022
Balance at the beginning of the year	$1,239	$1,077
Additions based on tax positions related to current year	278	162
Adjustments based on tax positions related to prior years	—	—
Balance at end of year	$1,517	$1,239

The Company files tax returns in the U.S. for federal purposes and California for state purposes. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits. The Company is not currently under audit by any taxing jurisdiction.

The Company tax filings are subject to audit by taxing authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Management believes the Company has adequately provided for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be significantly different than the amounts recorded in the consolidated financial statements.

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

In addition to base monthly rent and management fees, Calidi pays in monthly installments its share of (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises (“Taxes”).

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

Operating lease expense recognized during the years ended December 31, 2023 and 2022 was approximately $1.6 million and $0.9 million, respectively.

Calidi is also party to certain financing leases for machinery and equipment (see Note 6).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$1,759	$877
Operating cash flows from financing leases	101	14
Financing cash flows from financing leases	22	81
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$4,735	$204

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2023	2022
Operating leases
Right-of-use assets, net	$4,073	$199
Right-of-use lease liabilities, current	$1,035	$44
Right-of-use lease liabilities, noncurrent	3,037	305
Total operating lease liabilities	$4,072	$349
Financing Leases
Machinery and equipment, gross	$607	$417
Accumulated depreciation	(251)	(173)
Machinery and equipment, net	$356	$244
Current liabilities	$81	$72
Noncurrent liabilities	216	142
Total financing lease liabilities	$297	$214
Weighted average remaining lease term
Operating leases	3.2 years	4.3 years
Financing leases	3.9 years	3.5 years
Weighted average discount rate
Operating leases	11.80%	5.90%
Financing leases	12.10%	9.14%

The following table presents future minimum lease commitments as of December 31, 2023 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2024	$1,425	$111
2025	1,466	90
2026	1,508	88
2027	486	51
2028	3	34
2029 and thereafter	—	—
Total minimum lease payments	4,888	374
Less: amounts representing interest	(816)	(77)
Present value of net minimum lease payments	$4,072	$297

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

On February 5, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with the dispute outlined above.

Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 200,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 400,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement. As of December 31, 2023, the Company included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets the resulting amount of the settlement of approximately $0.3 million.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, the Company’s prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, the Company’s Chief Executive Officer, and Ms. Pizarro, the Company’s Chief Administrative Office and Chief Legal Officer, alleging constructive discharge of Mr. Kalajian’s position of interim Chief Financial Officer and defamation by the Company, Mr. Camaisa and Ms. Pizarro in connection with Mr. Kalajian’s alleged discharge. Mr. Kalajian is seeking $575,000 in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. The Company intends to vigorously defend itself and will seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s board of directors.

Unasserted Claim Settlement

On March 8, 2024, the Company entered into a convertible promissory note purchase agreement with an accredited investor (the “Investor”) for a loan in the principal amount of $2.0 million (the “2024 Loan”), and settlement of $1.5 million of an unasserted claim. As of December 31, the Company included in other noncurrent liabilities in the accompanying consolidated balance sheets the resulting amount of the unasserted claim settlement of approximately $1.5 million. In connection with the 2024 Loan, the Company issued convertible notes due in 2028 evidencing the aggregate principal amount of $3.5 million (the “2024 Notes”). The 2024 Notes also provides the Investor a right to convert all, but not less than all, the Principal Amount (as defined in the 2024 Notes) and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 6% discount to the 10-day VWAP preceding execution of the 2024 Notes, convertible after the earlier of 180 days or the effective registration date with mandatory conversion for Investor in the event that the Company completes a registered financing of at least $8 million or of at least $2 million to a non-affiliated purchaser with an effective price of 150% of the Note conversion price with a conversion price reset to be completed 30 (thirty) days after the effective registration date.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of December 31, 2023 and December 31, 2022, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and other supplier contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $7.3 million in aggregate commitments, of which 2.9 million are denominated in Australian dollars (approximately $2.0 million) and 0.8 million are denominated in Euros (approximately $0.9 million) as of December 31, 2023.

As of December 31, 2023, the Company had incurred approximately $6.1 million under these various agreements included in accounts payable and accrued expenses and other current liabilities and expects to incur the remaining amount during the remainder of 2023.

License Agreements with Northwestern University

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

As of the date of issuance of these consolidated financial statements, it is not probable that Calidi will make these payments, if any at all. Calidi will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. Calidi also maintains various liability insurance policies that limit Calidi’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2023 and December 31, 2022.

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

Settlement, deferral or payment of deferred compensation of certain executives and a director

On August 31, 2023, Mr. Camaisa and Mr. Leftwich entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 469,719 FLAG warrants issuable at the Closing, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which will include accrued interest at 24% per annum payable at maturity. This deferred compensation is included in other long-term liabilities in the consolidated balance sheets.

On September 12, 2023, Mr. Kalajian was issued 46,826 shares of common stock in exchange for settlement of $333,000 in deferred compensation.

Approximately $1.6 million in deferred compensation for certain executives and directors was paid at or shortly after the Closing in accordance with the executives’ employment contracts, with the full amount having been paid as December 31, 2023.

Standby Equity Purchase Agreement

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. The maximum advance under the SEPA is the lower of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an advance notice, or (ii) 5,000,000 shares. For the SEPA to be utilized, the shares underlying the agreement need to be registered on a Form S-1 filed with the SEC. As of December 31, 2023, the Company has not registered the shares underlying the SEPA and has not issued any shares under the SEPA.

As consideration for Yorkville’s commitment to purchase the Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company is obligated to pay a structuring fee of $25,000 to an affiliate of Yorkville and issue $250,000 shares of Common Stock to Yorkville (the “Commitment Fee Shares”) which Commitment Fee Shares will be determined by dividing $250,000 by the lowest daily VWAP of the Common Stock during the 10 Trading Days immediately prior to the December 10, 2023.

15. Subsequent Events

Legal settlement agreement

On February 5, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with a dispute relating to certain stock options and the termination of that certain partnership agreement and related agreements (see Note 14).

Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 200,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 400,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement.

Bridge Loans

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain term loans (the “2024 Term Loans”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company agreed to issue an aggregate of 8,929 shares of restricted common stock to the Lender.

Convertible Promissory Note

On January 26, 2024, the Company entered into a convertible promissory note purchase agreement (the “2024 Purchase Agreement”) with an Accredited Investor (the “Investor”) for a loan in the principal amount of $1.0 million (the “2024 Convertible Note Loan”). In connection with the Convertible Note Loan, the Company issued a one-year convertible promissory note evidencing the aggregate principal amount of $1.0 million under the Loan, which accrues at a 12.0% simple interest rate per annum (the “2024 Convertible Note”).

The 2024 Convertible Note also provides the Investor a voluntary right to convert all, but not less than all, the Principal Amount and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 10% discount to the 10-day VWAP as determined immediately before January 26, 2024. In addition, upon such voluntary conversion by the Investor, the Investor will be entitled to a warrant for 50% of the number of shares of the Company’s common stock issued upon the Note conversion at an exercise equal to 120% of the Conversion Price (the “2024 Note Warrant”). In the event the Company consummates a public offering prior to the maturity date of the 2024 Convertible Note, the 2024 Convertible Note and accrued interest will be subject to a mandatory conversion into the equity securities of the Company issued and sold to investors in such public offering, equal to the price per share of the equity security sold to other purchasers and subject to similar terms and conditions of such public offering, except that such equity securities received under a mandatory conversion will be restricted securities.

Convertible Promissory Note and Unasserted Claim Settlement

On March 8, 2024, the Company entered into settlement agreement (“Settlement Agreement”) with an investor who previously enter into a series of related agreements including (i) an agreement with Calidi Cure to fund the purchase of Calidi Series B Preferred Stock; (ii) a Non-Redemption Agreement with the Company; (iii) an OTC Equity Prepaid Forward Purchase Agreement with the Company; and (iv) a Subscription Agreement with the Company (items (i) through (iv) collectively “the Supplemental Funding Agreements”) for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination agreement between First Light Acquisition Group, Inc., and Calidi Biotherapeutics, Inc., a Nevada corporation among others. Pursuant to the Settlement Agreement, (i) the investor purchased a $2.0 million convertible note from the Company for cash and (ii) the Company issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements. The $2.0 million convertible note and $1.5 million convertible note are collectively herein referred to as the “Convertible Notes”. The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering the Company’s common stock underlying the Convertible Notes, the Company may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes provide the Investor a right to convert in whole or in part , the Principal Amount (as defined in the Convertible Notes) and accrued interest earned thereon into shares of the Company’s common stock at an initial note conversion price equal to 94.0% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes, subject to a reset note conversion price equal to 94.0% of 10-day VWAP ending on the thirtieth (30th) day after the effective date of the registration statement registering the common stock underlying the Convertible Notes. In the event the Company completes a financing (i) of at least $8 million in an offering registered with the SEC; or (ii) of at least $2 million with a non-affiliated purchaser at an effective price of at least 150.0% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

Term Loans Amendments

On March 1, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to May 1, 2024. The amended 2022 Term Note will accrue interest at 16% per annum commencing on March 1, 2024. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the consolidated statement of operations.

