Form 10-Q
period 2024-03-31
Calidi Biotherapeutics, Inc.
filed 2024-05-14
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 10, 2024, the registrant had 50,924,284 shares of common stock, $0.0001 par value, outstanding, excluding 18,000,000 non-voting common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,143	$1,949
Prepaid expenses and other current assets	793	2,354
Total current assets	1,936	4,303
NONCURRENT ASSETS
Machinery and equipment, net	1,165	1,270
Operating lease right-of-use assets, net	3,798	4,073
Other noncurrent assets	506	373
TOTAL ASSETS	$7,405	$10,019
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,805	$2,796
Related party accounts payable	94	81
Accrued expenses and other current liabilities	4,566	4,896
Related party accrued expenses and other current liabilities	536	536
Term notes payable, net of discount, including accrued interest	555	529
Related party term notes payable, net of discount, including accrued interest	2,455	278
Convertible notes payable, including accrued interest	1,021	—
Related party bridge loan payable, including accrued interest	205	—
Related party other current liability	567	—
Finance lease liability, current	74	81
Operating lease right-of-use liability, current	1,075	1,035
Total current liabilities	14,953	10,232
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	2,756	3,037
Finance lease liability, noncurrent	197	216
Convertible notes payable, including accrued interest	3,375	—
Warrant liability	647	623
Related party warrant liability	50	48
Related party term notes payable, net of discount, including accrued interest	—	2,060
Other noncurrent liabilities	—	1,500
Related party other noncurrent liabilities	—	538
TOTAL LIABILITIES	21,978	18,254
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 330,000 shares authorized; 35,727 and 35,522 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	92,209	91,380
Accumulated other comprehensive income (loss), net of tax	11	(47)
Accumulated deficit	(106,797)	(99,572)
Total stockholders’ deficit	(14,573)	(8,235)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,405	$10,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,743)	$(2,622)
General and administrative	(4,009)	(2,792)
Total operating expense	(6,752)	(5,414)
Loss from operations	(6,752)	(5,414)
OTHER INCOME (EXPENSES), NET
Interest expense	(98)	(67)
Interest expense – related party	(155)	(150)
Change in fair value of debt, other liabilities, and derivatives	(198)	(1,026)
Change in fair value of debt, other liabilities, and derivatives – related party	(1)	(487)
Grant income	—	691
Other expense, net	(17)	(5)
Total other expenses, net	(469)	(1,044)
LOSS BEFORE INCOME TAXES	(7,221)	(6,458)
Income tax provision	(4)	(4)
NET LOSS	$(7,225)	$(6,462)
Net loss per share; basic and diluted	$(0.20)	$(0.75)
Weighted average common shares outstanding; basic and diluted	35,552	8,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
NET LOSS	$(7,225)	$(6,462)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	58	2
COMPREHENSIVE LOSS	$(7,167)	$(6,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	—	$—	—	$—	—	$—	35,522,230	$4	$91,380	$(47)	$(99,572)	$(8,235)
Issuance of common stock in lieu of cash for services	—	—	—	—	—	—	50,000	—	29	—	—	29
Issuance of common stock in lieu of cash for SEPA commitment fee	—	—	—	—	—	—	138,750	—	81	—	—	81
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	15,804	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	—	—	—	—	—	—	158	—	—	158
Financing fees	—	—	—	—	—	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	—	—	—	—	—	888	—	—	888
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(7,225)	(7,225)
Balance at March 31, 2024	—	$—	—	$—	—	$—	35,726,784	$4	$92,209	$11	$(106,797)	$(14,573)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022(1)	4,329,816	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,583,724	$2	$19,928	$(14)	$(70,356)	$(50,440)
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	29,752	—	187	—	—	187
Exercise of stock options	—	—	—	—	—	—	156,089	—	181	—	—	181
Stock-based compensation	—	—	—	—	—	—	—	—	1,434	—	—	1,434
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(6,462)	(6,462)
Balance at March 31, 2023	4,329,816	$1,354	1,796,645	$3,871	1,059,274	$4,376	8,769,565	$2	$21,730	$(12)	$(76,818)	$(55,098)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Retroactively restated for reverse recapitalization.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,225)	$(6,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	93
Amortization of right of use assets	272	90
Amortization of debt discount and financing costs	16	201
Stock-based compensation	888	1,434
Change in fair value of debt, other liabilities and derivatives	199	1,513
Other	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,575	(283)
Accounts payable	968	21
Accrued expenses and other current liabilities	(388)	236
Operating lease right of use liability	(238)	36
Net cash used in operating activities	(3,831)	(3,107)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(5)	(137)
Net cash used in investing activities	(5)	(137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	181
Related party proceeds from issuance of loan payable	200	—
Proceeds from simple agreements for future equity (SAFE)	—	1,350
Proceeds from issuance of convertible notes payable	3,000	—
Proceeds from issuance of term notes payable	—	750
Related party proceeds from issuance of term notes payable	—	1,600
Repayment of financing lease obligations	(23)	(19)
Payment of interest on loan payable	(2)	—
Payment of financing costs	(162)	(71)
Net cash provided by financing activities	3,013	3,791
Effect of exchange rate changes on cash	17	—
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(806)	547
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	2,167	590
At end of the period	$1,361	$1,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24	$12
Cash paid for income taxes	$2	$5
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock in lieu of cash for services	$29	$—
Issuance of common stock in lieu of cash for SEPA commitment fee	$81	$—
Issuance of Warrants for legal settlement	$158	$—
Issuance of Convertible Note for legal settlement	$1,500	$—
Financing fees	$248	$234
Discount on convertible note payable	$149	$—
Issuance of common stock with term notes as interest paid in kind and other	$—	$191
Purchase of equipment included in accounts payable and accrued liabilities	$—	$249

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

CLD-101 (NeuroNova™ Platform) for newly diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication) is composed of an immortalized neural stem cell line loaded with an engineered oncolytic adeno virus for the treatment of HGG. NNV1 is a licensed program from Northwestern University (“Northwestern”) which the Company obtained the rights for commercialization in June 2021 (see Note 11). A phase I clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed by Northwestern in June 2021.

CLD-101 for recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication) is a licensed program under development for patents covering cancer therapies using the same CLD-101 (NeuroNova™ Platform) for recurrent HGG. The Company licensed this product candidate in July 2021 pursuant to an agreement with City of Hope for the commercial development of NNV2 (see Note 11).

CLD-201 (SuperNova™) for advanced solid tumors (also referred to as “SNV1”), composed of allogeneic adipose-derived mesenchymal stem cells (AD-MSC) loaded with the tumor selective oncolytic vaccinia virus the Company refers to as “CAL1”. SNV1 is an internally developed product candidate for which the Company’s primary indications are for the treatment of advanced solid tumors, including head and neck cancer, triple-negative breast cancer and advanced soft tissue sarcoma.

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $106.8 million at March 31, 2024. During the three months ended March 31, 2024, the Company used $3.8 million for operating activities. As of March 31, 2024, the Company had cash of $1.2 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, the Company will have the right to increase the commitment amount under the SEPA by an additional $25.0 million. See Note 11 for more details.

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the financial statements. The accompanying financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and does not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2023 in the Company’s Form 10-K, which was filed with the Commission on March 15, 2024.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting a part of the SNV1 clinical trials in Australia.

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

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, is a special purpose vehicle entity that is solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi, has no other operations, and will be dissolved as soon as practicable following the closing of the business combination between the Company and FLAG . As such, the level of equity in Calidi Cure is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure is a VIE and the Company is the primary beneficiary. As such, the Company has consolidated Calidi Cure into its unaudited condensed consolidated financial statements presented herein.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, and the reported amounts during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, comparable companies or transactions, liquidity events, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long- lived assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, assumptions used to value common stock, debt and debt-like instruments, warrants, and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

Reclassification

Certain prior year financial statement amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Cash and Restricted Cash

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash	$1,143	$1,949
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$1,361	$2,167

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is a lease at inception. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, the Company continues to use: (i) greater than or equal to 75% to determine whether the lease term is a major part of the remaining economic life of the underlying asset; and (ii) greater than or equal to 90% to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset. The Company accounts for the lease and non-lease components as a single lease component.

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the unaudited condensed consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the unaudited condensed consolidated statements of cash flows.

Finance leases are included in machinery and equipment, and in finance lease liabilities, current and noncurrent, in the unaudited condensed consolidated balance sheets.

See Note 11 for the San Diego Office lease which commenced on March 1, 2023, and was accounted for as an operating lease in accordance with ASC 842.

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

When quoted market prices are available in active markets, the fair value of assets and liabilities is estimated within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models, quoted prices of assets and liabilities with similar characteristics, or discounted cash flows, within Level 2 of the valuation hierarchy. In cases where Level 1 or Level 2 inputs are not available, the fair values are estimated by using inputs within Level 3 of the hierarchy. See Note 3 for fair value measurements.

Forward Purchase Agreement

On August 28, 2023, and August 29, 2023, FLAG and the Company entered into forward purchase agreements (each a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC (“MSC”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”), Great Point Capital LLC (“Great Point”), Funicular Funds, LP (“Funicular Funds”) and Marybeth Wootton (“Wootton”) (with each of MSC, MCP, MSTO, Great Point, Funicular, and Wootton, individually a “Seller”, and together, the “Sellers”) for an OTC Equity Prepaid Forward Transaction. For purposes of the Forward Purchase Agreement, FLAG is referred to as the “Counterparty” prior to the consummation of the business combination), while the Company is referred to as the “Counterparty” after the consummation of the business combination. Capitalized terms used herein but not otherwise defined shall have the meanings ascribed to such terms in the Forward Purchase Agreement.

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

The Counterparty will pay to Seller the Prepayment Amount required under the respective Forward Purchase Agreement directly from the Counterparty’s Trust Account maintained by Continental Stock Transfer and Trust Company holding the net proceeds of the sale of the units in the Counterparty’s initial public offering and the sale of private warrants (the “Trust Account”) no later than the earlier of (a) one business day after the Closing Date and (b) the date any assets from the Trust Account are disbursed in connection with the Business Combination, except that to the extent the Prepayment Amount payable to a Seller is to be paid from the purchase of Additional Shares by such Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount.

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

On March 8, 2024, the Company and one of the sellers mutually terminated and cancelled 340,000 shares per the Forward Purchase Agreement described above.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 – Derivatives and Hedging. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company reviews the terms of convertible instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as nonoperating income or expense. When the convertible instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815 Derivatives and Hedging. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

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

As of March 31, 2024 and December 31, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the closing of the FLAG Merger. As of March 31, 2024, and December 31, 2023, the asset was revalued and estimated to have a fair value of $0.1 million and $0.2 million, respectively, and was recorded as part of other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets. There can be no assurance that any proceeds from the Sellers will be made to the Company under the Forward Purchase Agreement.

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

For any debt financing in which the Company has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the consolidated statements of operations and are not deferred (see Note 7).

Government Grants

On October 27, 2022, the California Institute for Regenerative Medicine (“CIRM”) approved the Company’s application for a CIRM grant for the Company’s continued development of the SNV1 program. CIRM awarded the Company approximately $3.1 million of CIRM funding conditioned that the Company co-fund approximately $0.8 million under the requirements of the CIRM application. On December 28, 2022, the Company received the Notice of Award from CIRM for this grant and the Company expects to be able to draw the funds over the next 18 months based on the operational milestones defined in the grant.

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

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $0 and $0.7 million in grant income in the accompanying unaudited condensed consolidated statement of operations, respectively. As of March 31, 2024, grant cash payments and receivables from CIRM of approximately $1.4 million and $0, respectively, were included in cash and prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. As of December 31, 2023, grant cash payments and receivables from CIRM of approximately $1.5 million and $1.4 million, respectively, were included in cash and prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

Foreign Currency Transaction Gains and Losses

For transactions denominated in currencies other than the U.S. dollar, the Company recognizes foreign currency transaction gains and losses in the unaudited condensed consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The Company’s foreign currency transaction gains and losses are principally generated by intercompany transfers to StemVac denominated in Euros to pay for the research and development activities performed by StemVac under an intercompany development agreement with the Company. Furthermore, the Company’s foreign currency transaction gains and losses include intercompany transfers to Calidi Australia denominated in AUD to pay for the research and development activities performed by Calidi Australia. These foreign currency remeasurement gains and losses are included in other income and expenses, net, and were insignificant for all periods presented.

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

The Company estimated the fair value of common stock through the date of the FLAG Merger using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold convertible preferred stock and common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in materially different fair values of stock options at each valuation date, as applicable. Following the FLAG Merger, the Company used the public price of its common stock.

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

Net Loss per Common Share

Earnings per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s common shares and participating securities. Although the Company’s historical Convertible Preferred Stock contained participating rights in any dividend declared and paid by the Company and were therefore participating securities, the Convertible Preferred Stock had no stated dividends and the Company has never paid any cash dividends and does not plan to pay any dividends in the foreseeable future. Net loss attributable to common stockholders and participating securities is allocated to each share on an if-converted basis as if all of the earnings for the period had been distributed. However, the participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per common share.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. Contingently convertible instruments were not included for purposes of calculating the number of diluted shares outstanding as the number of dilutive shares is based on a conversion contingency associated with the completion of a future financing event that had not occurred, and the contingency was not resolved, in the reporting periods presented herein. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the Convertible Preferred Stock, convertible notes, stock option awards and outstanding warrants to purchase common stock (see Note 8) were antidilutive.

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2024 and 2023 because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023 (4)
Earnout Shares	18,000	—
Warrants for common stock	13,412	1,686
Employee stock options	7,905	9,956
Convertible notes payable	1,924	196
Restricted stock units	40	—
Founders convertible preferred stock	—	4,330
Series A1 convertible preferred stock	—	1,797
Series A2 convertible preferred stock	—	1,059
Contingently issuable warrant(1)	—	—
Contingently convertible SAFE agreements(2)	—	—
Contingently convertible notes payable(3)	—	—
Total common stock equivalents	41,281	19,024

(1)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved.

(2)	The contingently convertible notes payable were not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2023, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible notes payable’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved in September 2023. If the contingency were to have been resolved as of March 31, 2023, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the conversion ratio, is estimated as 0.2 million as of March 31, 2023. The contingently convertible notes payable were converted in September 2023, per resolved contingency, and were therefore no longer outstanding at March 31, 2024.

(3)	The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2023, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible SAFE’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved in September 2023. If the contingency were to have been resolved on those SAFEs as of March 31, 2023, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the respective conversion ratio, is estimated as 3.3 million as of March 31, 2023. The contingently convertible SAFEs were converted in September 2023, per resolved contingency, and were therefore no longer outstanding at March 31, 2024.

(4)	Retroactively restated for reverse recapitalization.

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

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. On January 1, 2024, the Company adopted ASU 2022-03 and the standard did not have any impact on its unaudited condensed consolidated financial statements and related disclosures as the Company carries no such financial instruments.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	57	57
Total assets, at fair value	$218	$—	$57	$275
Liabilities:
Public Warrants	$598	$—	$—	$598
Private warrants	—	99	—	99
Total warrant liabilities, at fair value	$598	$99	$—	$697

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	230	230
Total assets, at fair value	$218	$—	$230	$448
Liabilities:
Public Warrants	$575	$—	$—	$575
Private warrants	—	96	—	96
Total warrant liabilities, at fair value	$575	$96	$—	$671

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2024 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	173	23	3
Balance at March 31, 2024	$(57)	$598	$99

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2023 (in thousands):

	Contingently issuable warrants, at fair value	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs, at fair value
Balance at January 1, 2023	$—	$1,152	$29,190
Proceeds from issuance	—	—	1,350
Change in fair value	69	287	1,157
Balance at March 31, 2023	$69	$1,439	$31,697

4. Selected Balance Sheet Components

Deferred Financing Costs

As of March 31, 2024 and December 31, 2023, there were approximately $0.3 million and $0, respectively, of deferred financing costs. These deferring financing costs consists of fees related to the SEPA financing (see Note 1 and Note 11), as well as estimated fees related to the April Public Offering (see Note 12), and are included in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Current Liabilities

As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation(1)	$1,812	$1,720
Accrued vendor and other expenses	3,290	3,712
Accrued expenses and other current liabilities	$5,102	$5,432

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 11).

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$270	$485
Prepaid insurance	279	284
CIRM receivable	—	1,360
Other	244	225
Prepaid expenses and other current assets	$793	$2,354

5. Machinery and Equipment, net

As of March 31, 2024 and December 31, 2023, machinery and equipment, net, was comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$2,251	$2,263
Accumulated depreciation	(1,086)	(993)
Machinery and equipment, net	$1,165	$1,270

Depreciation expense amounted to approximately $0.1 million for both the three months ended March 31, 2024 and 2023.

6. Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, contingently convertible and convertible promissory notes, SAFEs and common stock. These investments have included various related parties, including from AJC Capital and certain directors as further discussed below.

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	March 31, 2024	December 31, 2023
AJC Capital, Director A, Director E, and executive officer’s family office	Current term notes payable, net of discount, including accrued interest(1)	2,455	278
AJC Capital, Director D, and relative of Officer A	Accounts payable and accrued expenses(2)	117	104
Relative of Officer A	Loan Payable(6)	205	—
Director D	Former President and Chief Operating Officer(3)	495	495
Director A	Advisory services included in accrued expenses(4)	18	18
AJC Capital	Lease guaranty(5)	171	167
Director A	Noncurrent term notes payable including accrued interest(1)	—	2,060
Director A	Other liabilities(8)	567	538
AJC Capital and Director A	Warrant Liability(7)	50	48

(1)	As of March 31, 2024, related party term note payable amounts due to AJC Capital, Directors A, E, and an executive’s officer’s family office totaling $2.5 million, inclusive of principal amounts totaling $2.0 million and accrued interest amounts totaling $0.5 million, have been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. See Notes 8 and 10 for further details.

(2)	Amounts owed to AJC Capital as of March 31, 2024, for primarily rent expense for temporary use of personal house for company office space in 2020; in addition, amounts owed to AJC Capital and Director D for certain consulting expenses and amounts due to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses as of March 31, 2024.

(3)	On February 1, 2022, the Company appointed a current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng is entitled to a base annual salary of $0.5 million, a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual as of March 31, 2024 (see Note 11).

(4)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023.

(5)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(6)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, payable on January 19, 2025. The $0.2 million loan bears interest at 12%.

(7)	See Note 8 for disclosures around Warrants.

(8)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, payable on January 1, 2025. The $0.5 million note bears interest at 24%.

7. Debt

The Company’s outstanding debt obligations as of March 31, 2024 and December 31, 2023, including related party components, are as follows (in thousands):

	March 31, 2024
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Convertible notes payable	$4,500	$—	$(147)	$43	$4,396
Term notes payable	2,500	—	(7)	517	3,010
Bridge loan payable	200	—	—	5	205
Total debt	$7,200	$—	$(154)	$565	$7,611
Less: current portion of long-term debt					(4,236)
Long-term debt, net of current portion					$3,375

	December 31, 2023
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,500	$—	$(21)	$388	$2,867
Total debt	$2,500	$—	$(21)	$388	$2,867
Less: current portion of long-term debt					(807)
Long-term debt, net of current portion					$2,060

Scheduled maturities of outstanding debt, net of discounts as of March 31, 2024 are as follows (in thousands):

Year Ending December 31:
2024 (April — December)	$750
2025	2,950
2026	—
2027	—
2028 and thereafter	3,500
Plus: accrued interest	565
Less: Discount	(154)
Total debt	$7,611

The following discussion includes a description of the Company’s outstanding debt as of March 31, 2024 and December 31, 2023. The weighted average interest rate related to the Company’s outstanding debt was approximately 13.5% and 15.1% as of March 31, 2024 and December 31, 2023, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, which is reported within other income and expense, net, in the unaudited condensed consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions.

Term Notes Payable

2021 Term Notes Payable

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

As of March 31, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 24% and the total carrying value, including accrued interest was approximately $0.6 million.

2022 Term Notes Payable

In November and December 2022, the Company issued $1.5 million of secured term notes payable (the “2022 Term Notes”) to investors, including to related parties (see Note 6).

On September 12, 2023, with regard to the 2022 Term Notes, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders. For the term notes that were amended, all to related parties, $0.2 million of principal was extended to mature on November 1, 2023, $0.2 million of principal was extended to mature on March 1, 2024, and in February 2024 further extended to mature on May 1, 2024, and $0.2 million of principal was extended to mature on January 1, 2025. The debt amendments occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the term loans that were settled with shares of common stock, the debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50.

On October 3, 2023, the Company settled in cash $0.1 million of principal of 2022 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

On November 8, 2023, the Company settled in cash $0.2 million of principal of 2022 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

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

As of March 31, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of March 31, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

On April 12, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to January 1, 2025. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations. See Note 12 for further details over subsequent events.

2023 Term Notes Payable

From January through September 2023, the Company issued $3.3 million of secured term notes payable (the “2023 Term Notes”) to investors, including to related parties (see Note 6).

On September 12, 2023, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders. For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, the Company agreed to accrue an interest rate of 24% per annum payable with principal at maturity. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 197,344 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50.

On October 3, 2023, the Company settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

As of March 31, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million and 14% per annum for a total principal of $0.6 million. As of March 31, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $2.0 million and $1.9 million, respectively.

On April 12, 2024, the maturity date of $0.3 million of the 2023 Term Note was extended to January 1, 2025. Approximately $0.2 million of the amended 2023 Term Note will accrue interest at 18% per annum commencing on April 12, 2024, while the interest rate of the other $0.1 million of the amended 2023 Term Note will remain unchanged. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations. See Note 12 for further details over subsequent events.

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company agreed to issue an aggregate of 8,929 shares of restricted common stock to the Lender.

As of March 31, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

Convertible Promissory Notes

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

As of March 31, 2024, the total carrying value of the Convertible Note, including accrued interest and net of debt discount, was $1.0 million.

On April 18, 2024, pursuant to the April Public Offering (see Note 12), the Company’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into restricted shares of common stock at a conversion rate of $0.40 per common stock unit. As of that date, the convertible note was no longer outstanding (see Note 12).

Convertible Promissory Notes and Unasserted Claim Settlement

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

As of March 31, 2024, the total carrying value of the Convertible Note, including accrued interest and net of debt discount, was $3.4 million.

On April 14, 2024, the $1.5 million convertible note agreement was amended to include a mandatory prepayment of the entire convertible note upon the closing of a public offering of the Company’s securities registered with the Securities and Exchange Commission in which Holder participates in an amount equal to the principal amount of the convertible note. All other terms and conditions remained substantially unchanged. As no concession was granted as part of the amendment and the present value of the cash flows under the new debt instrument did not differ from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was not substantially different which resulted in modification accounting in accordance with ASC 470-50. The carrying value of the original notes equaled the fair value at modification date, which resulted in no adjustment to the debt’s carrying value. See Note 12 for further details over subsequent events.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note. As of that date, the convertible note was no longer outstanding. See Note 12 for further details over subsequent events.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2024, there were no shares of preferred stock outstanding.

Convertible Preferred Stock

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to common stock pursuant to the conversion provisions and are no longer outstanding as of December 31, 2023.

Common Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of March 31, 2024 and December 31, 2023, there were 35,726,784 and 35,522,230 shares of common stock issued and outstanding, respectively, and 18,000,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock in lieu of cash for certain marketing services (see Note 11), 138,750 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement (see Note 11), and 15,804 shares of common stock issued to a stockholder as a result of the FLAG Merger (see Note 1).

During the three months ended March 31, 2023, The Company issued 156,089 shares of common stock from exercises of stock options (see Note 9), and 29,752 shares of common stock in lieu of cash interest in conjunction with certain term note agreements.

As of March 31, 2024, common stock reserved for future issuance consisted of the following:

Common stock warrants outstanding	13,812,154
Common stock options issued and outstanding	7,904,901
Restricted stock units vested and unreleased	40,218
Shares available for future issuance under the 2023 Equity Incentive Plan	3,559,587
Shares reserved under the 2023 Employee Stock Purchase Plan	3,937,802
29,254,662

There are 35,726,784 and 35,522,230 shares of the Company’s common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Warrants

As of March 31, 2024, there were 13,812,154 warrants to purchase Common Stock outstanding, consisting of 11,500,000 Public Warrants, 1,912,154 Private Warrants and 400,000 warrants to purchase Restricted Shares.

Public Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 11,500,000 public warrants to purchase common stock with an exercise price of $11.50 per share (the “Public Warrants”). The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

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

As of March 31, 2024, all 11,500,000 Public Warrants remain outstanding.

Private Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 1,912,514 private warrants to purchase common stock with an exercise price of $11.50 per share (the “Private Warrants”). The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

As of March 31, 2024, all 1,912,514 Private Warrants remain outstanding.

Warrants to Purchase Restricted Shares

On February 21, 2024, in connection with a settlement agreement (see Note 11), the Company issued an additional 400,000 warrants to purchase Restricted Shares which (i) has an exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of March 31, 2024, all 400,000 warrants to purchase Restricted Shares remain outstanding.

The following table summarizes the Company’s aggregate warrant activity for the three months March 31, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	13,412,154	$11.50	4.72
Issued	400,000
Exercised	—
Cancelled	—
Outstanding at March 31, 2024	13,812,154	$11.21	4.47

9. Stock-Based Compensation

Equity Incentive Plans

Prior to January 1, 2019, the Company adopted the 2016 Stock Plan (the “2016 Plan”) under which the Company was authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, the Company terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, the Company assumed the options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Since the 2019 Plan was not assumed by the Company, the Company may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options issued under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 20,000,000 (pre-Business Combination) equity awards, which was increased to up to 25,500,000 (pre-Business Combination) in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of March 31, 2024, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

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

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 3,937,802 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of March 31, 2024, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were no shares issued under the 2023 ESPP during the three months ended March 31, 2024.

Stock Options

Options granted under the 2019 Plan and 2023 Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to the Company’s employees and employees of domestic subsidiaries, as applicable. The exercise price of stock options shall be equal to or greater than the fair market value of common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $0.1 million, otherwise it will be classified as a Non-Qualified Stock Option.

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

Option awards activity

A summary of the 2023 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	7,871	$2.58	5.82	$2,639
Options granted	45	1.51
Options exercised	—	—
Options forfeited or cancelled	(11)	4.32
Outstanding at March 31, 2024	7,905	$2.57	5.78	$28,137
Exercisable at March 31, 2024	6,388	$2.03	5.22	$28,137

Restricted stock units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	40	$1.80
Granted	—	$—
Vested	—	$—
Balance at March 31, 2024	40	$1.80
Vested and unreleased	40	$1.80
Outstanding at March 31, 2024	40	$1.80

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$203	$330
General and administrative	685	1,104
Total stock-based compensation expense	$888	$1,434

On January 18, 2023, the Board approved a repricing of approximately 1.5 million stock options previously granted at an exercise price of $9.27 per share to the then current fair value of $7.11 per share pursuant to an updated valuation report. The three months ended March 31, 2024 and 2023 includes a noncash compensation charge of approximately $21,000 and $0.1 million, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

As of March 31, 2024, the total unamortized stock-based compensation expense related to stock options was approximately $6.2 million expected to be amortized over an estimated weighted average life of 1.94 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended March 31, 2024 and 2023 was $1.12 and $5.36 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected volatility	88.54%	89.8%
Risk-free interest rate	3.93%	3.76%
Expected option life (in years)	5.77	5.88
Expected dividend yield	0.0%	0.0%

The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

In connection with the closing of the FLAG Merger on September 12, 2023, all stock options underlying of the 2019 Plan were assumed by New Calidi at the appropriate conversion ratio and the legacy Calidi 2019 Plan was terminated.

10. Income Taxes

The provision for income taxes for interim periods is determined using an estimated annual effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, if any, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

For the three months ended March 31, 2024 and 2023, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

11. Commitments and Contingencies

Operating and financing leases

On October 10, 2022, the Company entered into an Office Lease Agreement (the “San Diego Lease”) of a building containing 15,197 square feet of rentable space located in San Diego, California (the “Premises”) that will serve as the Company’s new principal executive and administrative offices and laboratory facility. The Company completed constructing tenant improvements at the Premises on February 27, 2023, and moved into the Premises by end of March 2023.

To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $900,000 (the “Guaranty”) to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first.

The San Diego Lease has an initial term of 48 calendar months, from the first day of the first full month following which the “Commencement Date” occurs (the “Term”), which was March 1, 2023.

Beginning on the Commencement Date, the Company pays base monthly rent in the amount of $0.1 million during the first 12 months of the Term, plus a management fee equal to 3.0% of base rent. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3.0%.

In addition to base monthly rent and management fees, the Company will pay in monthly installments its share of (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises (“Taxes”).

Upon execution of the San Diego Lease, the Company provided the lessor a payment of $0.1 million as first month base rent and prepaid operating expenses, and a letter of credit in the amount of $0.1 million issued by a bank in the name of the lessor. To obtain the letter of credit, the Company has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose (see Note 2). The prepaid rent was included in the initial accounting of the San Diego Lease in accordance with operating leases under ASC 842, as presented in the tables below.

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on March 31, 2027, with monthly payments of 4,047 Euros per month.

Operating lease expense recognized in accordance with ASC 842 during the three months ended March 31, 2024 and 2023 was approximately $0.4 million and $0.1 million, respectively.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Three months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$349	$339
Operating cash flows from financing leases	8	5
Financing cash flows from financing leases	23	19
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$—	$4,714

The following table presents supplemental balance sheet information related to operating and financing leases as of March 31, 2024 (in thousands, except lease term and discount rate):

	Three months Ended March 31,
	2024	2023
Operating leases
Right-of-use assets, net	$3,798	$4,827
Right-of-use lease liabilities, current	$1,075	$919
Right-of-use lease liabilities, noncurrent	2,756	3,798
Total operating lease liabilities	$3,831	$4,717
Financing Leases
Machinery and equipment, gross	$600	$423
Accumulated depreciation	(273)	(195)
Machinery and equipment, net	$327	$228
Current liabilities	$74	$71
Noncurrent liabilities	197	126
Total financing lease liabilities	$271	$197
Weighted average remaining lease term
Operating leases	2.9 years	3.9 years
Financing leases	3.8 years	3.2 years
Weighted average discount rate
Operating leases	11.7%	11.8%
Financing leases	12.22%	9.39%

The following table presents future minimum lease commitments as of March 31, 2024 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2024 (April – December)	$1,073	$79
2025	1,465	89
2026	1,507	86
2027	485	51
2028	3	34
2029 and thereafter	—	—
Total minimum lease payments	4,533	339
Less: amounts representing interest	(702)	(68)
Present value of net minimum lease payments	$3,831	$271

Litigation — General

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. At each reporting date, The Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, The Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, The Company discloses the claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. The Company expenses the costs related to legal proceedings as incurred. See other legal matters discussed below. Other than the matters discussed below, The Company is not currently party to any material legal proceedings.

Legal proceedings

Terminated Physician Agreement Matter

On July 19, 2016, the Company entered into a Partnership Agreement between certain physicians (the “Physicians”, as one of the “partners”) and Calidi for the Physicians to provide certain services to Calidi. In connection with the Partnership Agreement, Calidi granted the Physicians stock options as consideration for those services pursuant to Calidi’s Equity Incentive Plan (the “Plan”). The Partnership Agreement was deemed terminated on March 21, 2018. Pursuant to the terms of the stock option agreements and the Plan, the Physicians had three months from the termination date to exercise their vested stock options before those options would automatically expire and cancel unexercised, while all unvested stock options are forfeited immediately on the termination date. The Physicians did not elect to exercise any of their vested options thereby resulting in full cancellation of those options in accordance with the Plan.

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

On December 6, 2022, Calidi and the Physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the Physicians 50,000 shares of Calidi common stock valued at $3.86 per share and 100,000 options to purchase common stock at an exercise price of $3.86 per share in full settlement of the claims. As of December 31, 2022, the Company estimated this offer of settlement to be valued at approximately $0.2 million and all settleable in noncash consideration, which was rejected. At the mediation, the Physicians were demanding one million options to purchase common stock at 25 cents per share, one million options to purchase common stock at $3.86 per share, plus 250,000 shares of common stock, which amounts to an aggregate claims value of approximately $5.0 million as of December 31, 2022. The mediation was terminated without settlement and the Company is planning to go to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, the Company initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, the Company has moved for a judgment on the pleadings to be heard in January 2024.

On February 5, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with the dispute outlined above.

Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 200,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 400,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement. As of March 31, 2024, the Company included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets the outstanding amount of the settlement of approximately $0.1 million.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, the Company’s prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, the Company’s Chief Executive Officer, and Ms. Pizarro, the Company’s Chief Administrative Office and Chief Legal Officer, alleging constructive discharge of Mr. Kalajian’s position of interim Chief Financial Officer and defamation by the Company, Mr. Camaisa and Ms. Pizarro in connection with Mr. Kalajian’s alleged discharge. Mr. Kalajian is seeking $0.6 million in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. The Company intends to vigorously defend itself and will seek recovery of a $0.2 million bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s board of directors.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 139,423 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself.

Unasserted Claim Settlement

On March 8, 2024, the Company entered into a convertible promissory note purchase agreement with an accredited investor (the “Investor”) for a loan in the principal amount of $2.0 million (the “2024 Loan”), and settlement of $1.5 million of an unasserted claim. As of March 31, 2024, the Company included in other noncurrent liabilities in the accompanying unaudited condensed consolidated balance sheets the resulting amount of the unasserted claim settlement of approximately $1.5 million. In connection with the 2024 Loan, the Company issued convertible notes due in 2028 evidencing the aggregate principal amount of $3.5 million (the “2024 Notes”). The 2024 Notes also provides the Investor a right to convert all, but not less than all, the Principal Amount (as defined in the 2024 Notes) and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 6% discount to the 10-day VWAP preceding execution of the 2024 Notes, convertible after the earlier of 180 days or the effective registration date with mandatory conversion for Investor in the event that the Company completes a registered financing of at least $8 million or of at least $2 million to a non-affiliated purchaser with an effective price of 150% of the Note conversion price with a conversion price reset to be completed 30 (thirty) days after the effective registration date.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note (See Note 7 and Note 12).

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of March 31, 2024 and 2023, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and other supplier contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $6.9 million in aggregate commitments, of which 2.3 million are denominated in Australian dollars (approximately $1.6 million) and 0.8 million are denominated in Euros (approximately $0.9 million) as of March 31, 2024. As of March 31, 2024, the Company had incurred approximately $6.5 million under these various agreements.

License Agreements with Northwestern University

On June 7, 2021, the Company entered into a License Agreement with Northwestern University (“Northwestern”) (the “Northwestern Agreement”) for the exclusive commercialization rights to the investigational new drug (“IND”) and data generated from Northwestern’s phase 1 clinical trial treating brain tumor patients with an engineered oncolytic adenovirus delivered by neural stem cells (“NSC-CRAd-S-pk7”). Under the Northwestern Agreement, among other rights, Northwestern granted to the Company a worldwide, twelve-year exclusivity for the commercial development of NSC-CRAd-S-pk7 or other oncolytic viruses for therapeutic and preventive uses in oncology and a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed HGG.

Pursuant to the Northwestern Agreement, the Company agreed to a best-efforts commitment to fund up to $10 million towards a phase 2 clinical trial of NSC-CRAd-S-pk7 or other oncolytic viruses. Subject to the terms and conditions of the Northwestern Agreement, Northwestern may become entitled to receive contingent payments from the Company based on, if any (i) sublicense royalty payments of double-digit percentage for any sublicensing revenue that the Company earns and, (ii) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a small percentage of the fair market value of any consideration received.

On October 14, 2021, the Company entered into a Material License Agreement with Northwestern to license the NSC-CRAd-S-pk7 oncolytic virus materials which the Company intends to use to continue advancing its research, development and commercialization efforts of the NNV1 and NNV2 programs.

As of the date of issuance of these unaudited condensed consolidated financial statements, it is not probable that the Company will make these payments, if any at all. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

License Agreement with City of Hope and the University of Chicago

On July 22, 2021, the Company entered into an Exclusive License Agreement with City of Hope (“COH”) and the University of Chicago (the “City of Hope Agreement”) for patents covering cancer therapies using an oncolytic adenovirus loaded into allogeneic neural stem cells for treatment of HGG. Pursuant to the City of Hope Agreement, COH transferred its IND to the Company for the commercial development of a licensed product, as defined in the City of Hope Agreement. This agreement grants to the Company commercial exclusivity in using neural stem cells with the adenovirus known as CRAd-S-pk7 for oncolytic virotherapy.

The City of Hope Agreement provides for the Company to pay royalties in low single digit percentage of net sales generated for any product of the licensed patents for specific periods, and to pay up to $18.7 million if certain milestones are achieved during the clinical trials and post commercialization of the licensed product.

As of the date of the issuance of these unaudited condensed consolidated financial statements, it is not probable that the Company will make these payments. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2024.

Separation Agreement with Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date.

Mr. Ng will continue to serve as a director on the Company’s board and an advisor with continued vesting of Mr. Ng’s previously granted stock options pursuant to the terms of the Company’s equity incentive plan.

Settlement, deferral or payment of deferred compensation of certain executives and a director

On August 31, 2023, Mr. Camaisa and Mr. Leftwich entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 469,719 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which will include accrued interest at 24% per annum payable at maturity. This deferred compensation is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

On September 12, 2023, Mr. Kalajian was issued 46,826 shares of common stock in exchange for settlement of $0.3 million in deferred compensation.

Standby Equity Purchase Agreement

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. The maximum advance under the SEPA is the lower of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an advance notice, or (ii) 5,000,000 shares. For the SEPA to be utilized, the shares underlying the agreement need to be registered on a Form S-1 filed with the SEC. As of March 31, 2024, the Company has not registered the shares underlying the SEPA and has not issued any shares under the SEPA.

As consideration for Yorkville’s commitment to purchase the Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company paid a structuring fee of $25,000 to an affiliate of Yorkville and issued 138,750 shares of Common Stock to Yorkville (the “Commitment Fee Shares”). The Commitment Fee Shares were determined by dividing $0.3 million by the lowest daily VWAP of the Common Stock during the 10 Trading Days immediately prior to the December 10, 2023.

Consulting Agreement

In February 2024, the Company entered into a consulting agreement whereby the consultant agreed to provide the Company with marketing and distribution services to communicate information. As compensation, the Company issued 50,000 shares of common stock to the consultant on March 25, 2024 (see Note 8), and the Company agreed to issue an additional 50,000 shares of common stock 6 months from the effective date of the consulting agreement.

12. Subsequent Events

Extension of Term Notes

On April 12, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to January 1, 2025. All other terms and conditions remained substantially unchanged.

On April 12, 2024, the maturity date of $0.3 million of the 2023 Term Note was extended to January 1, 2025. Approximately $0.2 million of the amended 2023 Term Note will accrue interest at 18% per annum commencing on April 12, 2024, while the interest rate of the other $0.1 million of the amended 2023 Term Note will remain unchanged. All other terms and conditions remained substantially unchanged.

Repayment of Convertible Promissory Note

On April 14, 2024, the $1.5 million convertible note agreement was amended to include a mandatory prepayment of the entire convertible note upon the closing of a public offering of the Company’s securities registered with the Securities and Exchange Commission in which Holder participates in an amount equal to the principal amount of the convertible note. All other terms and conditions remained substantially unchanged.

On April 19, 2024, the $1.5 million convertible note was paid in full by the Company upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note. As of that date, the convertible note was no longer outstanding.

April Public Offering

On April 18, 2024, the Company closed on a public offering of the Company’s securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among the Company and certain purchasers. In connection with the public offering, the Company sold an aggregate of 13,232,500 Common Stock Units and 1,965,000 PFW Units at an effective combined purchase price of $0.40 per Common Stock Unit or Pre-Funded Warrant (“PFW”) Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by the Company. The securities offered and sold in the public offering were registered pursuant to registration statement on Form S-1, as amended, filed with the SEC and declared effective on April 15, 2024.

Reverse Stock Split

Pursuant to the April Public Offering, the Company agreed to hold an annual or special meeting of stockholders on or prior to the seventy-fifth (75th) calendar day following April 18, 2024 for the purpose of obtaining approval as may be required by the applicable rules and regulations of the NYSE American (or any successor entity) from the shareholders of the Company to consummate a reverse stock split of the Company’s Common Stock (“Stockholder Approval”), with the recommendation of the Company’s Board of Directors that such proposal is approved, and the Company shall solicit proxies from its stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and all management-appointed proxyholders shall vote their proxies in favor of such proposal. If the Company does not obtain Stockholder Approval at the first meeting, the Company will be required to call a meeting within every forty-five (45) day period thereafter to seek Stockholder Approval until the earlier of the date on which Shareholder Approval is obtained or the Pre-Funded Warrants or the Series A Common Warrants, Series B Common Warrants, Series B-1 Common Warrants, Series C Common Warrants and Series C-1 Common Warrants (collectively “Common Warrants”) are no longer outstanding. The Board has set the record date of April 26, 2024 for the special meeting to be held on June 6, 2024 (the “Special Meeting”). The Special Meeting will held for purposes of seeking stockholder approval for an amendment to our Second Amended and Restated Certificate of Incorporation, at the discretion of the Board of Directors of the Company (the “Board”),to effect a reverse stock split with respect to the Company’s issued and outstanding Voting Common Stock and Non-Voting Common Stock, at a ratio between 1-for-10 and 1-for-50 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”), and approval on other matters relating to potential issuances of securities of over 20% of the issued and outstanding shares of Voting Common Stock in compliance with NYSE American Rule 713(a), as more fully described in the preliminary proxy statement on Schedule 14A filed with the SEC on April 29, 2024.

Conversion of Convertible Promissory Note

On April 18, 2024, pursuant to the April Public Offering, the Company’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into restricted shares of common stock at a conversion rate of $0.40 per common stock unit. As of that date, the convertible note was no longer outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. A Phase 1b clinical trial will commence for NNV1 in collaboration with Northwestern University during the third quarter of 2024. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity.

CLD-101 for Recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication). A phase 1 study evaluating the safety and feasibility of administering repeated doses of CLD-101 intracerebrally to patients with recurrent high-grade gliomas began treatment in May 2023. The study is being run by our partner, City of Hope, and started enrolling cohort 4 in January 2024. Clinical data from patients with recurrent HGG treated with repeated doses of CLD-101 is planned to support the start of a trial of repeated doses in newly diagnosed HGG.

CLD-201 (SuperNova™) for Advanced Solid Tumors (triple-negative breast cancer (“TNBC”), head & neck squamous cell carcinoma (HNSCC), and advanced soft tissue sarcoma (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform. Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, triple-negative breast cancer and melanoma. We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for SNV1 during the second half of 2024.

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

Since inception, we have incurred significant operating losses. Our net loss was $7.2 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $106.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three months ended March 31, 2024. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

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

As a result of the Business Combination, all outstanding stock of Calidi were cancelled in exchange for the right to receive newly issued shares of Common Stock (also referred to as “New Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by Calidi. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 27,375,600 shares of Common Stock as Merger Consideration.

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

Other Income or Expenses, Net

Other income or expenses, net, primarily includes the changes in fair value of debt instruments, warrants, and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of debt, other liabilities, and derivatives – related party and change in fair value of debt, other liabilities, and derivatives – related party, included as a component of other income or expenses, net, in the unaudited condensed consolidated statements of operations.

At the closing of the FLAG Merger, all convertible instruments outstanding were converted into Calidi Common Stock immediately prior the closing of the FLAG Merger and are no longer outstanding as of the Closing date.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(2,743)	$(2,622)	$(121)	5%
General and administrative	(4,009)	(2,792)	(1,217)	44%
Total operating expenses	(6,752)	(5,414)	(1,338)	25%
Loss from operations	(6,752)	(5,414)	(1,338)	25%
Other income (expense), net
Total other income (expenses), net	(469)	(1,044)	575	(55)%
Loss before income taxes	(7,221)	(6,458)	(763)	12%
Income tax provision	(4)	(4)	—	0%
Net loss	$(7,225)	$(6,462)	$(763)	12%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 and 2023 were $2.7 million and $2.6 million, respectively. The increase of $0.1 million was primarily attributable to an increase in consulting services and regulatory costs of $0.1 million, and an increase in salary and benefits due to higher headcount of $0.1 million, partially offset by a decrease in laboratory spending of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the year ended three months ended March 31, 2024 and 2023 were $4.0 million and $2.8 million, respectively. The increase of $1.2 million was primarily due to increases in legal fees of $0.8 million, insurance costs of $0.4 million, director and consulting costs of $0.2 million, and dues and subscriptions of $0.1 million, partially offset by a decrease in salaries and benefits of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2024 and 2023 were $0.5 million and $1.0 million other expense, respectively. The decrease of $0.5 million primarily relates the decrease in grant income from the CIRM of $0.7 million, and the increase in interest expense and other expenses of $0.1 million, partially offset by the net change in fair value in Simple Agreement for Future Equity (SAFEs), Forward Purchase Agreement Derivative Asset, Private warrants, and Contingently Convertible and Convertible Notes Payable of $1.3 million.

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

As of March 31, 2024, we had a cash balance of $1.2 million and restricted cash of $0.2 million. Our debt and liability obligations as of March 31, 2024 include $9.6 million in accounts payable and accrued expenses and other current liabilities, $2.5 million in related party term notes payable, $4.5 million in convertible notes payable, $0.7 million in warrant liabilities, $0.6 million in term notes payable, and $0.2 million in related party bridge loans payable.

On April 18, 2024, we closed on a public offering of our securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among Calidi and certain purchasers. In connection with the public offering we sold an aggregate of 13,232,500 Common Stock Units and 1,965,000 PFW Units at an effective combined purchase price of $0.40 per Common Stock Unit or PFW Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by Calidi. The securities offered and sold in the public offering were registered pursuant to registration statement on Form S-1, as amended, filed with the SEC and declared effective on April 15, 2024.

Please see Note 12 to our unaudited condensed consolidated financial statements for financing activities and changes in our debt and liability obligations that affected our liquidity subsequent to March 31, 2024.

2024 Bridge Loan

On January 19, 2024, Calidi received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, Calidi agreed to issue an aggregate of 8,929 shares of restricted common stock to the Lender.

As of March 31, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

Convertible Promissory Notes

On January 26, 2024, Calidi entered into a convertible promissory note purchase agreement (the “2024 Purchase Agreement”) with an Accredited Investor (the “Investor”) for a loan in the principal amount of $1.0 million (the “2024 Convertible Note Loan”). In connection with the Convertible Note Loan, Calidi issued a one-year convertible promissory note evidencing the aggregate principal amount of $1.0 million under the Loan, which accrues at a 12.0% simple interest rate per annum (the “2024 Convertible Note”).

The 2024 Convertible Note also provides the Investor a voluntary right to convert all, but not less than all, the Principal Amount and accrued interest into shares of the Calidi’s common stock at a conversion rate equal to a 10% discount to the 10-day VWAP as determined immediately before January 26, 2024. In addition, upon such voluntary conversion by the Investor, the Investor will be entitled to a warrant for 50% of the number of shares of Calidi’s common stock issued upon the Note conversion at an exercise equal to 120% of the Conversion Price (the “2024 Note Warrant”). In the event Calidi consummates a public offering prior to the maturity date of the 2024 Convertible Note, the 2024 Convertible Note and accrued interest will be subject to a mandatory conversion into the equity securities of Calidi issued and sold to investors in such public offering, equal to the price per share of the equity security sold to other purchasers and subject to similar terms and conditions of such public offering, except that such equity securities received under a mandatory conversion will be restricted securities.

As of March 31, 2024, the total carrying value of the Convertible Note, including accrued interest and net of debt discount, was $1.0 million.

Convertible Promissory Notes and Unasserted Claim Settlement

On March 8, 2024, Calidi entered into settlement agreement (“Settlement Agreement”) with an investor who previously enter into a series of related agreements including (i) an agreement with Calidi Cure to fund the purchase of Calidi Series B Preferred Stock; (ii) a Non-Redemption Agreement with Calidi; (iii) an OTC Equity Prepaid Forward Purchase Agreement with Calidi; and (iv) a Subscription Agreement with Calidi (items (i) through (iv) collectively “the Supplemental Funding Agreements”) for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination agreement between First Light Acquisition Group, Inc., and Calidi Biotherapeutics, Inc., a Nevada corporation among others. Pursuant to the Settlement Agreement, (i) the investor purchased a $2.0 million convertible note from Calidi for cash and (ii) Calidi issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements. The $2.0 million convertible note and $1.5 million convertible note are collectively herein referred to as the “Convertible Notes”. The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering Calidi’s common stock underlying the Convertible Notes, Calidi may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes provide the Investor a right to convert in whole or in part , the Principal Amount (as defined in the Convertible Notes) and accrued interest earned thereon into shares of Calidi’s common stock at an initial note conversion price equal to 94.0% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes, subject to a reset note conversion price equal to 94.0% of 10-day VWAP ending on the thirtieth (30th) day after the effective date of the registration statement registering the common stock underlying the Convertible Notes. In the event Calidi completes a financing (i) of at least $8 million in an offering registered with the SEC; or (ii) of at least $2 million with a non-affiliated purchaser at an effective price of at least 150.0% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

As of March 31, 2024, the total carrying value of the Convertible Note, including accrued interest and net of debt discount, was $3.4 million.

On April 14, 2024, the $1.5 million convertible note agreement was amended to include a mandatory prepayment of the entire convertible note upon the closing of a public offering of Calidi’s securities registered with the Securities and Exchange Commission in which Holder participates in an amount equal to the principal amount of the convertible note. All other terms and conditions remained substantially unchanged. See Note 12 for further details over subsequent events.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by Calidi, in which the Holder participated in an amount equal to the principal amount of the convertible note. As of that date, the convertible note was no longer outstanding. See Note 12 for further details over subsequent events.

Standby Equity Purchase Agreement

On December 10, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, we will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at our request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, we will have the right to increase the commitment amount under the SEPA by an additional $25.0 million.

Public and Private warrants

In connection with the closing of the FLAG Merger on September 12, 2023, Calidi assumed 11,500,000 public warrants to purchase common stock with an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of Calidi ‘s common stock. Calidi may redeem the outstanding Public Warrants for $0.01 per warrant, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before Calidi sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by Calidi, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

Calidi further assumed 1,912,514 private warrants to purchase common stock with an exercise price of $11.50 per share. The private warrants in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios. Otherwise, the private warrants have terms and provisions that are identical to those of the public warrants, including the exercise price, exercisability and exercise period.

On February 21, 2024, in connection with a settlement agreement, Calidi issued an additional 400,000 private warrants to purchase Restricted Shares which (i) has an exercise price equal to $1.32; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of March 31, 2024, all 11,500,000 Public Warrants, 1,912,514 Private Warrants, and 400,000 warrants to purchase Restricted Shares were outstanding, respectively.

2021 Term Notes Payable

As of March 31, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 24% and the total carrying value, including accrued interest was approximately $0.6 million.

2022 Term Notes Payable

As of March 31, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of March 31, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

On April 12, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to January 1, 2025. All other terms and conditions remained substantially unchanged.

2023 Term Notes Payable

As of March 31, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million and 14% per annum for a total principal of $0.6 million. As of December March 31, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $2.0 million and $1.9 million, respectively.

On April 12, 2024, the maturity date of $0.3 million of the 2023 Term Note was extended to January 1, 2025. Approximately $0.2 million of the amended 2023 Term Note will accrue interest at 18% per annum commencing on April 12, 2024, while the interest rate of the other $0.1 million of the amended 2023 Term Note will remain unchanged. All other terms and conditions remained substantially unchanged.

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

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of March 31, 2024, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $4.9 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.4 million, (iii) litigation costs of $0.2 million, and (iv) severance costs due on June 23, 2024 totaling $0.5 million. In accordance with the provisions of the Separation Agreement, the severance costs of $0.5 million will accrue interest at the rate of 8.0% per annum in the event that this amount is not paid when due, and the principal plus accrued interest shall be paid no later than two years after the effective date of the severance agreement.

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

On March 8, 2024, Calidi and one of the sellers mutually terminated and cancelled 340,000 shares per the Forward Purchase Agreement described above.

Please see Note 2 to our unaudited condensed consolidated financial statements for additional details.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Financing Transactions Subsequent to March 31, 2024

Extension of Term Notes

On April 12, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to January 1, 2025. All other terms and conditions remained substantially unchanged.

On April 12, 2024, the maturity date of $0.3 million of the 2023 Term Note was extended to January 1, 2025. Approximately $0.2 million of the amended 2023 Term Note will accrue interest at 18% per annum commencing on April 12, 2024, while the interest rate of the other $0.1 million of the amended 2023 Term Note will remain unchanged. All other terms and conditions remained substantially unchanged.

Repayment of Convertible Promissory Note

On April 14, 2024, the $1.5 million convertible note agreement was amended to include a mandatory prepayment of the entire convertible note upon the closing of a public offering of Calidi’s securities registered with the Securities and Exchange Commission in which Holder participates in an amount equal to the principal amount of the convertible note. All other terms and conditions remained substantially unchanged.

On April 19, 2024, we paid the $1.5 million convertible note in full upon the closing of a public offering by Calidi, in which the Holder participated in an amount equal to the principal amount of the convertible note. As of that date, the convertible note was no longer outstanding.

April Public Offering

On April 18, 2024, we closed on a public offering of our securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among Calidi and certain purchasers. In connection with the public offering we sold an aggregate of 13,232,500 Common Stock Units and 1,965,000 PFW Units at an effective combined purchase price of $0.40 per Common Stock Unit or PFW Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by Calidi. The securities offered and sold in the public offering were registered pursuant to registration statement on Form S-1, as amended, filed with the SEC and declared effective on April 15, 2024.

Reverse Stock Split

Pursuant to the April Purchase Agreement, we agreed to hold an annual or special meeting of stockholders on or prior to the seventy-fifth (75th) calendar day following April 18, 2024 for the purpose of obtaining approval as may be required by the applicable rules and regulations of the NYSE American (or any successor entity) from the shareholders of Calidi to consummate a reverse stock split of Calidi’s Common Stock (“Stockholder Approval”), with the recommendation of the Calidi’s Board of Directors that such proposal is approved, and Calidi shall solicit proxies from its stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and all management-appointed proxyholders shall vote their proxies in favor of such proposal. If Calidi does not obtain Stockholder Approval at the first meeting, Calidi will be required to call a meeting within every forty-five (45) day period thereafter to seek Stockholder Approval until the earlier of the date on which Shareholder Approval is obtained or the Pre-Funded Warrants or the Series A Common Warrants, Series B Common Warrants, Series B-1 Common Warrants, Series C Common Warrants and Series C-1 Common Warrants (collectively “Common Warrants”) are no longer outstanding. The Board has set the record date of April 26, 2024 for the special meeting to be held on June 6, 2024 (the “Special Meeting”). The Special Meeting will held for purposes of seeking stockholder approval for an amendment to our Second Amended and Restated Certificate of Incorporation, at the discretion of the Board of Directors of Calidi (the “Board”),to effect a reverse stock split with respect to Calidi’s issued and outstanding Voting Common Stock and Non-Voting Common Stock, at a ratio between 1-for-10 and 1-for-50 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board (the “Reverse Stock Split Proposal”), and approval on other matters relating to potential issuances of securities of over 20% of the issued and outstanding shares of Voting Common Stock in compliance with NYSE American Rule 713(a), as more fully described in the preliminary proxy statement on Schedule 14A filed with the SEC on April 29, 2024.

Cash Flow Summary for the three months ended March 31, 2024 and 2023

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Net cash (used in) provided by:
Operating activities	$(3,831)	$(3,107)	$(724)	23%
Investing activities	(5)	(137)	132	(96)%
Financing activities	3,013	3,791	(778)	(201)%
Effect of exchange rate on cash	17	—	17	n/a
Net increase (decrease) in cash and restricted cash	$(806)	$547	$(1,353)	(247)%

Operating activities

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2024, primarily resulting from our net loss of $7.2 million. Our net loss was reduced by certain non-cash items that included $1.9 million from the change in our operating assets and liabilities, $0.9 million in stock-based compensation, $0.3 million in amortization of right of use assets, $0.2 million in change in fair value of debt, other liabilities and derivatives, and $0.1 million in depreciation expense.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2023, primarily resulting from our net loss of $6.5 million. Our net loss was reduced by certain non-cash items that included $1.5 million from the change in fair value of debt and other liabilities, $1.4 million in stock-based compensation, $0.2 million in amortization of debt discount and financing costs, $0.1 million in amortization of right of use assets, and $0.1 million in depreciation expense.

Investing activities

Net cash used in investing activities was $5,000 for the three months ended March 31, 2024, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2023, which primarily related to the purchase of machinery and equipment.

Financing activities

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2024, which primarily related to proceeds from issuance of convertible notes payable of $3.0 million, and related party proceeds from issuance of a bridge loan payable of $0.2 million, partially offset by payment of financing costs of $0.2 million.

Net cash provided by financing activities was $3.8 million for the three months ended March 31, 2023, which primarily related to proceeds from issuance of term notes payable of $2.5 million, which included $1.6 million from related parties, proceeds from Simple Agreement for Future Equity (SAFEs) of $1.4 million, partially offset by repayment of financing lease obligations and payment of deferred financing costs of $0.1 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our research and development, initiate clinical trials, and seek marketing approval for our current and any of our future product candidates. In addition, if we obtain marketing approval for any of our current or our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 appearing elsewhere in this Form 10-Q. Based on our existing cash and cash equivalents as of May 10, 2024, we believe we have insufficient cash to continue operations through June, 2024, unless we raise additional short-term capital. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the three months ended March 31, 2024.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

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

We are also a “smaller reporting company,” and may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2023. Other than the matters discussed below, we are not currently party to any other material legal proceedings that occurred during the first quarter ended March 31, 2024.

Former Chief Accounting Officer and Interim Chief Financial Officer

On May 1, 2024, Tony Kalajian, the Company’s prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 139,423 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself.

Item 1A. Risk Factors

Investing in our common stock is highly speculative and involves risks. You should carefully consider the additional risk factors below as well as the risk factors described in Part I, Item 1A, “Risk Factors” in our Form 10-K and any updates to those risk factors or new risk factors contained in any registration statements that we filed or file with the SEC. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this report and Form 10-K, in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

We have insufficient cash to continue our operations for the next 12 months and our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

As of March 31, 2024, we had approximately $1.2 million in cash and restricted cash of $0.2 million, an accumulated deficit of approximately $106.8 million, and a working capital deficit of approximately $13.0 million. We believe that our existing cash and cash equivalents as of March 31, 2024, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from March 31, 2024. Based on our existing cash and cash equivalents as of May 10, 2024, we believe we have insufficient cash to continue operations through June, 2024, unless we raise additional short-term capital. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Sales and issuances of our common stock or other securities would result in dilution of the percentage ownership of our stockholder and could cause our share price to fall.

If we sell additional shares of our common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. In addition, the resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock We will need to raise capital in order to fund our business objectives. In addition, pursuant to our obligations under certain registration rights agreements, we have (1) registered on another registration statement filed with the SEC 20,393,816 shares of common stock, 1,912,154 warrants to purchase our common stock, and 1,912,154 shares of common stock issuable upon exercise of the private warrants; (2) agreed to also register on another registration statement shares of common stock issuable upon conversion of two outstanding convertible promissory notes issued on March 8, 2024 for the principal amount of $1.5 million and $2.0 million (“$2 Million Note”), respectively issued on pursuant to a Settlement Agreement and Release of All Claims Agreement dated on March 8, 2024; (3) agreed to register 200,000 shares of our common stock and 400,000 shares of common stock underlying warrants in connection with a settlement agreement with certain physicians related to stock options; and (4) registered a number of common stock underlying certain Series A, B and C warrants issued in connection with our public offering that closed on April 18, 2024.

Until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. In addition, securityholders may also sell their shares pursuant to an exemption available under the securities laws. The sale of new securities or the resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate.

Certain of our outstanding securities are subject to mandatory conversion and/or exercise price reset. Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of May 3, 2024 we had approximately 114.7 million shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options and warrants, and conversion of outstanding convertible debt. Included in the shares of common stock designated for future issuance discussed above are approximately 78.0 million shares issuable under the Common Warrants at a current exercise price of $0.60, and 12.8 million shares issuable under warrants to be issued in connection with a mandatory conversion of $1.0 million note (“Conversion Note”), that are subject reset of exercise price. The exercise price of the Common Warrants and the Conversion Warrants is subject to adjustment upon the effectiveness of a reverse stock split. Upon a reverse stock split, the exercise price shall be reduced, and only reduced, to the lesser of (i) the then exercise price and (ii) 90% of the lowest VWAP for the reset exercise price. In addition, the $2 Million Note also provide the investor a right to convert the note into shares of our common stock at an initial note conversion price equal to 94% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes subject to a reset note conversion price equal to 94% of 10-day VWAP ending one hundred eighty (180) days after the issuance date.

In the event of future price resets, the number of shares of our common stock that are subject to such warrants and notes will increase so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Any future resets to the exercise price of the Common Warrants, Conversion Warrants and $2 Million Note will have a further dilutive effect on our existing stockholders and could result in a decrease in our stock price. In addition, future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our term debt, and/or in exchange for outstanding warrants will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Consulting Agreement

Effective February 24, 2024, we entered into a consulting agreement whereby the consultant agreed to provide us marketing and distribution services to communicate information us. As compensation, we issued 50,000 shares of common stock to the consultant on March 25, 2024, and agreed to issue an additional 50,000 shares of common stock 6 months from the effective date of the consulting agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 19, 2023).

4.1	Form of Common Stock Purchase Warrant (Convertible Note) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2024).

10.1	Convertible Promissory Note Purchase Agreement dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2024).

10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 1, 2024).

10.3	Settlement Agreement dated March 8, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2024)

10.4	Form of Convertible Promissory Note ($2,000,000) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 12, 2024).

10.5	Form of Convertible Promissory Note ($1,500,000) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 12, 2024).

10.6	Form of Amendment to $1,500,000 Convertible Note (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 12, 2024).

10.7	Amendment to $2,000,000 Convertible Note (incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Form S-1 filed on April 1, 2024)

10.8	Amendment No. 2 to $1,500,000 Convertible Note (incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Form S-1 filed on April 1, 2024)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: May 14, 2024	By:	/s/ Allan Camaisa
	Name:	Allan Camaisa
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

