Form 10-Q
period 2024-06-30
Calidi Biotherapeutics, Inc.
filed 2024-08-13
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 9, 2024, the registrant had 8,084,153 shares of common stock, $0.0001 par value, outstanding, excluding 1,800,000 shares of non-voting common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$836	$1,949
Prepaid expenses and other current assets	789	2,354
Total current assets	1,625	4,303
NONCURRENT ASSETS
Machinery and equipment, net	1,061	1,270
Operating lease right-of-use assets, net	3,518	4,073
Other noncurrent assets	227	373
TOTAL ASSETS	$6,431	$10,019
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,460	$2,796
Related party accounts payable	87	81
Accrued expenses and other current liabilities	3,236	4,896
Related party accrued expenses and other current liabilities	504	536
Term notes payable, net of discount, including accrued interest	233	529
Related party term notes payable, net of discount, including accrued interest	2,539	278
Related party bridge loan payable, including accrued interest	211	—
Related party other current liability	597	—
Finance lease liability, current	68	81
Operating lease right-of-use liability, current	1,117	1,035
Total current liabilities	13,052	10,232
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	2,461	3,037
Finance lease liability, noncurrent	180	216
Convertible notes payable, including accrued interest	1,925	—
Warrant liability	524	623
Related party warrant liability	41	48
Related party term notes payable, net of discount, including accrued interest	—	2,060
Other noncurrent liabilities	—	1,500
Related party other noncurrent liabilities	—	538
TOTAL LIABILITIES	18,183	18,254
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 330,000 shares authorized; 6,469 and 3,552 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	100,838	91,383
Accumulated other comprehensive loss, net of tax	(27)	(47)
Accumulated deficit	(112,564)	(99,572)
Total stockholders’ deficit	(11,752)	(8,235)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,431	$10,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,167)	$(3,177)	$(4,910)	$(5,799)
General and administrative	(3,605)	(3,360)	(7,614)	(6,152)
Total operating expense	(5,772)	(6,537)	(12,524)	(11,951)
Loss from operations	(5,772)	(6,537)	(12,524)	(11,951)
OTHER INCOME (EXPENSES), NET
Interest expense	(108)	(98)	(206)	(165)
Interest expense – related party	(165)	(208)	(320)	(358)
Change in fair value of debt, other liabilities, and derivatives	86	(1,074)	(112)	(2,100)
Change in fair value of debt, other liabilities, and derivatives – related party	9	(2,773)	8	(3,260)
Series B preferred stock financing costs – related party	—	(2,680)	—	(2,680)
Grant income	181	889	181	1,580
Other income (expense), net	10	(16)	(7)	(21)
Total other income (expenses), net	13	(5,960)	(456)	(7,004)
LOSS BEFORE INCOME TAXES	(5,759)	(12,497)	(12,980)	(18,955)
Income tax provision	(8)	(4)	(12)	(8)
NET LOSS	$(5,767)	$(12,501)	$(12,992)	$(18,963)
Deemed dividend on warrants	(1,671)	—	(1,671)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,438)	$(12,501)	$(14,663)	$(18,963)
Net loss per share; basic and diluted	$(1.40)	$(14.24)	$(3.30)	$(21.75)
Weighted average common shares outstanding; basic and diluted	5,328	878	4,442	872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
NET LOSS	$(5,767)	$(12,501)	$(12,992)	$(18,963)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	(38)	(5)	20	(3)
COMPREHENSIVE LOSS	$(5,805)	$(12,506)	$(12,972)	$(18,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	—	$—	—	$—	—	$—	3,552,223	$1	$91,383	$(47)	$(99,572)	$(8,235)
Issuance of common stock in lieu of cash for services	—	—	—	—	—	—	5,000	—	29	—	—	29
Issuance of common stock in lieu of cash for commitment fee	—	—	—	—	—	—	13,875	—	81	—	—	81
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	1,581	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	—	—	—	—	—	—	158	—	—	158
Financing fees	—	—	—	—	—	—	—	—	(327)	—	—	(327)
Stock-based compensation							—	—	888	—	—	888
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(7,225)	(7,225)
Balance at March 31, 2024	—	$—	—	$—	—	$—	3,572,679	$1	$92,212	$11	$(106,797)	$(14,573)
Issuance of common shares and pre-funded warrants through April Public Offering, net of financing costs	—	—	—	—	—	—	1,323,250	—	4,822	—	—	4,822
Issuance of common stock per Convertible Note conversion	—	—	—	—	—	—	256,886	—	1,028	—	—	1,028
Issuance of common shares through May Inducement Offer, net of financing costs	—	—	—	—	—	—	1,069,800	—	1,818	—	—	1,818
Exercise of common stock warrants	—	—	—	—	—	—	50,000	—	100	—	—	100
Exercise of common pre-funded warrants	—	—	—	—	—	—	196,500	—	2	—	—	2
Issuance of RSUs for deferred compensation settlement	—	—	—	—	—	—	—	—	105	—	—	105
Stock-based compensation							—	—	751	—	—	751
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,767)	(5,767)
Balance at June 30, 2024	—	$—	—	$—	—	$—	6,469,115	$1	$100,838	$(27)	$(112,564)	$(11,752)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Capital	Deficit	Deficit
Balance at December 31, 2022(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	858,373	$—	$19,930	$(14)	$(70,356)	$(50,440)
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	2,976	—	187	—	—	187
Exercise of common stock options	—	—	—	—	—	—	15,609	—	181	—	—	181
Stock-based compensation	—	—	—	—	—	—	—	—	1,434	—	—	1,434
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(6,462)	(6,462)
Balance at March 31, 2023(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	876,958	$—	$21,732	$(12)	$(76,818)	$(55,098)
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	1,307	—	85	—	—	85
Exercise of common stock options	—	—	—	—	—	—	2,082	—	50	—	—	50
Series B financing costs	—	—	—	—	—	—	—	—	2,680	—	—	2,680
Stock-based compensation	—	—	—	—	—	—	—	—	1,080	—	—	1,080
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,501)	(12,501)
Balance at June 30, 2023	432,982	$1,354	179,665	$3,871	105,928	$4,376	880,347	$—	$25,627	$(17)	$(89,319)	$(63,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Retroactively restated for reverse recapitalization.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,992)	$(18,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	202	206
Amortization of right of use assets	550	341
Amortization of debt discount and financing costs	32	510
Stock-based compensation	1,639	2,514
Change in fair value of debt, other liabilities and derivatives	104	5,360
Series B preferred stock financing costs	—	2,680
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,582	(565)
Accounts payable	1,142	(1,672)
Accrued expenses and other current liabilities	(1,095)	1,488
Operating lease right of use liability	(489)	(179)
Net cash used in operating activities	(9,325)	(8,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(5)	(443)
Security deposits, net	—	63
Net cash used in investing activities	(5)	(380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from April Public Offering	5,406	—
Proceeds from May Inducement Offer	2,140	—
Proceeds from exercise of common stock warrants	100	—
Proceeds from exercise of pre-funded warrants	2	—
Proceeds from exercise of stock options	—	231
Related party proceeds from issuance of Series B preferred stock	—	5,150
Related party proceeds from issuance of loan payable	200	—
Proceeds from simple agreements for future equity (SAFE)	—	2,760
Proceeds from issuance of convertible notes payable	3,000	—
Proceeds from issuance of term notes payable	—	1,250
Related party proceeds from issuance of term notes payable	—	2,000
Repayment of financing lease obligations	(45)	(36)
Repayment of convertible note payable	(1,500)	—
Repayment of term notes payable	(300)	—
Payment of debt issuance costs	(9)	—
Payment of financing costs	(781)	(989)
Net cash provided by financing activities	8,213	10,366
Effect of exchange rate changes on cash	4	(10)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(1,113)	1,696
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	2,167	590
At end of the period	$1,054	$2,286
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$116	$23
Cash paid for income taxes	$6	$8
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock in lieu of cash for services	$29	$—
Issuance of common stock in lieu of cash for SEPA commitment fee	$81	$—
Issuance of warrants for legal settlement	$158	$—
Issuance of convertible note for legal settlement	$1,500	$—
Financing fees included in accounts payable and accrued liabilities	$560	$154
Discount on convertible note payable	$149	$—
Deemed dividend on warrants	$1,671	$—
Issuance of common stock per conversion of convertible note	$1,028	$—
Issuance of RSUs for liability settlement	$105	$—
Issuance of common stock with term notes as interest paid in kind and other	$—	$272
Purchase of equipment included in accounts payable and accrued liabilities	$—	$26
Issuance of SAFE in lieu of cash for services	$—	$166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG and Calidi Biotherapeutics. Inc., a Nevada corporation (“Calidi” and the transactions the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.” and Calidi was renamed “Calidi Biotherapeutics (Nevada), Inc.” and became a wholly owned subsidiary of the Company. Unless the context otherwise requires, the “Company” refers to Calidi Biotherapeutics, Inc., a Delaware corporation (f/k/a First Light Acquisition Group, Inc., a Delaware corporation) and its consolidated subsidiaries.

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

The Company is also developing CLD-400 (RTNova), a systemic antitumor virotherapy composed of a engineered vaccinia virus enveloped by a cell membrane that is potentially capable of targeting lung cancer and advanced metastatic disease due to its increased ability to survive in the bloodstream. RTNova is in the exploratory stages of development.

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

In the second quarter of fiscal year 2024, the Company expanded its operations to advance its Adult Adipose Allogeneic (AAA) stem cell innovative programs to expand potential uses from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies.

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

Reverse Stock Split

On July 10, 2024, the Company filed a First Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $112.6 million at June 30, 2024. During the six months ended June 30, 2024, the Company used $9.3 million for operating activities. As of June 30, 2024, the Company had cash of $0.8 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

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

On April 18, 2024, the Company completed the public offering of the Company’s securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among the Company and certain purchasers (the “April Public Offering”). In connection with the April Public Offering, the Company sold an aggregate of 1,323,250 Common Stock Units and 196,500 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $4.00 per Common Stock Unit or PFW Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by the Company. The securities offered and sold in the public offering were registered pursuant to a registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission (“SEC”) (File No. 333-276741) and declared effective on April 15, 2024.

On May 31, 2024, the Company entered into an inducement offer letter agreement (the “May Inducement Offer”) with nine (9) holders of the Company’s existing Series B unit purchase warrants (“Series B Warrants”) and Series C unit purchase warrants (“Series C Warrants” and together with the Series B Warrants, the “Existing Warrants”), which Existing Warrants were originally issued on April 18, 2024 and had an exercise price of $6.00 (see Note 8). Following the closing of the May Inducement Offer, such warrant holders immediately exercised some or all of their respective outstanding Existing Warrants to purchase up to an aggregate of 1,069,800 shares of the Company’s Common Stock, Series B-1 Warrants to purchase up to 267,300 shares of common stock and Series C-1 Warrants to purchase up to 802,500 shares of Common Stock, at a reduced exercise price of $2.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company agreed to issue unregistered new Series D common stock purchase warrants (“Series D Warrants”) to purchase up to 1,069,800 shares of Common Stock (see Note 8). The Company received gross proceeds of $2.1 million in cash from the exercise of the Existing Warrants pursuant to the May Inducement Offer, prior to deducting placement agent fees and offering expenses.

On July 26, 2024, the Board of Directors (the “Board”) of the Company approved the Subscription Agreement dated July 28, 2024 (the “Agreement”) entered into with an accredited investor (the “Investor”). Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share (90% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024); and (ii) warrants to purchase 600,000 shares of the Company’s common stock (the “Warrants”), at an exercise price of $1.90 (120% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024), for an aggregate purchase price of $1.0 million (the “Private Placement”).

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and does not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital through public or private equity or debt financings to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the unaudited condensed consolidated financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Risks and Uncertainties

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2023 in the Company’s Form 10-K, which was filed with the Commission on March 15, 2024.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a wholly owned subsidiary incorporated in the state of Nevada, and Redtail Biopharma, Inc. (“Redtail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting a part of the SNV1 clinical trials in Australia. Nova Cell’s primary operating activities will be expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Nova Cell will also serve as a technology service provider to develop innovative stem cell-based products, such as anti-aging creams and lotions. Redtail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and Redtail were incorporated in May 2024, and have had no activity as of June 30, 2024, and for the six months ended, June 30, 2024.

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

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, was a special purpose vehicle entity that was solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi, has no other operations, and was subsequently dissolved on July 17, 2024.  As such, the level of equity in Calidi Cure as of June 30, 2023, was not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure was a VIE and the Company was the primary beneficiary. As such, the Company consolidated Calidi Cure into its unaudited condensed consolidated financial statements presented herein.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash	$836	$1,949
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$1,054	$2,167

Machinery and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation, and includes assets purchased under financing leases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 5 years. For equipment purchased under financing leases, The Company depreciates the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in the Company’s unaudited condensed consolidated statements of operations.

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

Pursuant to the terms of the Forward Purchase Agreements, each Seller intends to purchase up to a number of shares of Class A Common Stock, par value $0.0001 per share, of FLAG (“FLAG Class A Common Stock”) in the aggregate amount equal to up to 100,000, concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement, less, the number of FLAG Class A Common Stock purchased by each Seller separately from third parties through a broker in the open market (“Recycled Shares”).

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

Following the Closing, the reset price (the “Reset Price”) will initially be $100.00; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Counterparty sells, issues or grants any FLAG Class A Common Stock or securities convertible or exchangeable into FLAG Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date.

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

On the Cash Settlement Payment Date, which is the tenth business day following the last day of the valuation period commencing on the Valuation Date, a Seller shall pay the Counterparty a cash amount equal to either: (1) in the event that the Valuation Date is determined by clause (c) of the Valuation Date definition, a cash amount equal to (A) the Number of Shares as of the Valuation Date, multiplied by (2) the closing price of the Shares on the Exchange Business Day immediately preceding the Valuation Date, or (2) (A) the Number of Shares as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (3) if the Settlement Amount Adjustment is less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the Maximum Number of Shares as of the Valuation Date multiplied by (2) $20.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. If the Settlement Amount Adjustment exceeds the Settlement Amount, the Counterparty will pay the Seller in FLAG Class A Common Stock or, at the Counterparty’s election, in cash.

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

During the 36-month term of the Forward Purchase Agreement, if the Sellers liquidate the 100,000 shares in the market above $100.00 per share, then the Company will be entitled to receive up to $10.0 million in cash from the Sellers pursuant to the Forward Purchase Agreement. If the Sellers liquidate the shares below $100.00 per share, then the Company will be entitled to the price sold less $20.00 per share, from the Sellers. No proceeds will be available to the Company if the Forward Purchase Agreement shares are sold below $20.00 per share. The Forward Purchase Agreement may be terminated earlier by the Sellers if certain default events occur, including the stock price trading below defined thresholds for a defined period. In no event will the Company be obligated to pay cash to the Sellers during the term of the Forward Purchase Agreement or at its expiration.

On March 8, 2024, the Company and one of the sellers mutually terminated and cancelled 34,000 shares per the Forward Purchase Agreement described above.

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

As of June 30, 2024 and December 31, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the closing of the FLAG Merger. As of June 30, 2024, and December 31, 2023, the asset was revalued and estimated to have a fair value of $20,000 and $0.2 million, respectively, and was recorded as part of other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets. There can be no assurance that any proceeds from the Sellers will be made to the Company under the Forward Purchase Agreement.

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

During both the three and six months ended June 30, 2024, the Company recognized approximately $0.2 million in grant income in the accompanying unaudited condensed consolidated statement of operations. During both the three and six months ended June 30, 2023, the Company recognized approximately $1.5 million in grant income in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2024, grant cash payments and receivables from CIRM of approximately $0 and $0.2 million, respectively, were included in cash and prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. As of December 31, 2023, grant cash payments and receivables from CIRM of approximately $1.5 million and $1.4 million, respectively, were included in cash and prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2024 and 2023, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

For purposes of calculating basic and diluted net loss per share for the three and six months ended June 30, 2024, the reported net loss was increased by approximately $1.7 million related to a deemed dividend resulting from the May Inducement Offer (see Note 1 and Note 8).

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2024 and 2023 because including them would have been antidilutive (in thousands):

	Six Months Ended June 30,
	2024	2023 (5)
Warrants for common stock	7,860	169
Earnout shares	1,800	—
Convertible notes payable	1,116	20
Employee stock options	848	978
Restricted stock units	38	—
Commitments to issue common stock(1)	26	—
Founders convertible preferred stock	—	433
Series A1 convertible preferred stock	—	180
Series A2 convertible preferred stock	—	106
Series B convertible preferred stock	—	84
Contingently issuable warrants(2)	—	—
Contingently convertible SAFE agreements(3)	—	—
Contingently convertible notes payable(4)	—	—
Total common stock equivalents	11,688	1,970

(1)	The Company has committed to issue 20,000 restricted shares of common stock in relation to a settlement agreement (see Note 11), 893 restricted shares of common stock in relation to a bridge loan (see Note 7), and 5,000 shares of common stock in relation to a consulting agreement. All commitments are based on existing agreements that require the Company to issue the common shares after the mere passage of time, based on no existing contingencies.

(2)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved.

(3)	The contingently convertible notes payable were not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2023, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible notes payable’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved in September 2023. If the contingency were to have been resolved as of June 30, 2023, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the conversion ratio, is estimated as 25,000 as of June 30, 2023. The contingently convertible notes payable were converted in September 2023, per resolved contingency, and were therefore no longer outstanding at June 30, 2024.

(4)	The contingently convertible SAFEs were not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2023, as the number of dilutive shares is based on a conversion ratio associated with the pricing of a future financing event. Therefore, the contingently convertible SAFE’s conversion ratio, and the resulting number of dilutive shares, was not determinable until the contingency was resolved in September 2023. If the contingency were to have been resolved on those SAFEs as of June 30, 2023, the number of antidilutive shares that would have been excluded from dilutive loss per share, when applying the respective conversion ratio, is estimated as 0.3 million as of June 30, 2023. The contingently convertible SAFEs were converted in September 2023, per resolved contingency, and were therefore no longer outstanding at June 30, 2024.

(5)	Retroactively restated for reverse recapitalization.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	20	20
Total assets, at fair value	$218	$—	$20	$238
Liabilities:
Public Warrants	$484	$—	$—	$484
Private warrants	—	81	—	81
Total warrant liabilities, at fair value	$484	$81	$—	$565

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	230	230
Total assets, at fair value	$218	$—	$230	$448
Liabilities:
Public Warrants	$575	$—	$—	$575
Private warrants	—	96	—	96
Total warrant liabilities, at fair value	$575	$96	$—	$671

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at April 1, 2024	$(57)	$598	$99
Change in fair value	37	(114)	(18)
Balance at June 30, 2024	$(20)	$484	$81

	Six Months Ended June 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	210	(91)	(15)
Balance at June 30, 2024	$(20)	$484	$81

The following table presents the changes in fair value of valued instruments for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023
	Contingently issuable warrants, at fair value	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs, at fair value	Series B convertible preferred stock, at fair value(1)
Balance at April 1, 2023	$69	$1,439	$31,697	$—
Proceeds from issuance	—	—	1,410	5,150
Issuance of SAFE in lieu of cash for advisory services	—		166	—
Loss at inception	—	—	—	2,412
Change in fair value	(69)	190	1,244	70
Balance at June 30, 2023	$—	$1,629	$34,517	$7,632

	Six Months Ended June 30, 2023
	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs, at fair value	Series B convertible preferred stock, at fair value(1)
Balance at January 1, 2023	$1,152	$29,190	$—

Proceeds from issuance	—	2,760	5,150
Issuance of SAFE in lieu of cash for advisory services	—	166	—
Loss at inception	—	—	2,412
Change in fair value	477	2,401	70
Balance at June 30, 2023	$1,629	$34,517	$7,632

(1)	The loss at inception and the change in fair value of approximately $0.1 million from the issuance date to June 30, 2023, was recorded in Calidi’s unaudited condensed consolidated statements of operations within the change in fair value of debt and other liabilities - related party.

4. Selected Balance Sheet Components

Deferred Financing Costs

As of June 30, 2024 and December 31, 2023, there were approximately $0.1 million and $0, respectively, of deferred financing costs. These deferring financing costs consists primarily of fees related to the SEPA financing (see Note 1 and Note 11) and are included in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Current Liabilities

As of June 30, 2024 and December 31, 2023, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation(1)	$1,676	$1,720
Accrued vendor and other expenses	2,064	3,712
Accrued expenses and other current liabilities	$3,740	$5,432

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 11).

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$140	$485
Prepaid insurance	262	284
CIRM receivable	181	1,360
Other	206	225
Prepaid expenses and other current assets	$789	$2,354

5. Machinery and Equipment, net

As of June 30, 2024 and December 31, 2023, machinery and equipment, net, was comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$2,245	$2,263
Accumulated depreciation	(1,184)	(993)
Machinery and equipment, net	$1,061	$1,270

Depreciation expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Depreciation expense was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

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

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	June 30, 2024	December 31, 2023
AJC Capital, Director A, Director E, and executive officer’s family office	Current term notes payable, net of discount, including accrued interest(1)	2,539	278
AJC Capital, Director D, and relative of Officer A	Accounts payable and accrued expenses(2)	132	104
Relative of Officer A	Loan Payable(6)	211	—
Director D	Former President and Chief Operating Officer(3)	441	495
Director A	Advisory services included in accrued expenses(4)	18	18
AJC Capital	Lease guaranty(5)	176	167
Director A	Noncurrent term notes payable including accrued interest(1)	—	2,060
Director A	Other liabilities(8)	597	538
AJC Capital and Director A	Warrant Liability(7)	41	48

(1)	As of June 30, 2024, related party term note payable amounts due to AJC Capital, Directors A, E, and an executive’s officer’s family office totaling $2.5 million, inclusive of principal amounts totaling $2.0 million and accrued interest amounts totaling $0.5 million, have been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. See Note 7 for further details.

(2)	Amounts owed to AJC Capital as of June 30, 2024, for primarily rent expense for temporary use of personal house for company office space in 2020; in addition, amounts owed to AJC Capital and Director D for certain consulting expenses and amounts due to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses as of June 30, 2024.

(3)	On February 1, 2022, the Company appointed a current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng is entitled to a base annual salary of $0.5 million, a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual as of June 30, 2024 (see Note 11).

(4)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023.

(5)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(6)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, payable on January 19, 2025. The $0.2 million loan bears interest at 12%.

(7)	See Note 8 for disclosures around Warrants.

(8)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, payable on January 1, 2025. The $0.5 million note beared interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum.

7. Debt

The Company’s outstanding debt obligations as of June 30, 2024 and December 31, 2023, including related party components, are as follows (in thousands):

	June 30, 2024
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Convertible notes payable	$2,000	$—	$(137)	$62	$1,925
Term notes payable	2,200	—	—	572	2,772
Bridge loan payable	200	—	—	11	211
Total debt	$4,400	$—	$(137)	$645	$4,908
Less: current portion of long-term debt					(2,983)
Long-term debt, net of current portion					$1,925

	December 31, 2023
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,500	$—	$(21)	$388	$2,867
Total debt	$2,500	$—	$(21)	$388	$2,867
Less: current portion of long-term debt					(807)
Long-term debt, net of current portion					$2,060

Scheduled maturities of outstanding debt, net of discounts as of June 30, 2024 are as follows (in thousands):

Year Ending December 31:
2024 (July — December)	$—
2025	2,400
2026	—
2027	—
2028 and thereafter	2,000
Plus: accrued interest	645
Less: Discount	(137)
Total debt	$4,908

The following discussion includes a description of the Company’s outstanding debt as of June 30, 2024 and December 31, 2023. The weighted average interest rate related to the Company’s outstanding debt was approximately 15.9% and 15.1% as of June 30, 2024 and December 31, 2023, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, which is reported within other income and expense, net, in the unaudited condensed consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions.

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

As of June 30, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 24% and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively. The interest rate on the 2021 Term Notes was amended on August 12, 2024, to 14% per annum.

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

As of June 30, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of June 30, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million. The interest rate of 24% per annum on the 2022 Term Notes for a total principal of $0.2 million was amended on August 12, 2024, to 14% per annum.

2023 Term Notes Payable

From January through September 2023, the Company issued $3.3 million of secured term notes payable (the “2023 Term Notes”) to investors, including to related parties (see Note 6).

On September 12, 2023, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders. For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, the Company agreed to accrue an interest rate of 24% per annum payable with principal at maturity. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting in accordance with ASC 470-50. For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 19,735 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting in accordance with ASC 470-50.

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

On May 16, 2024, the Company settled in cash $0.2 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

On June 20, 2024, the Company settled in cash $0.1 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

As of June 30, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million, 18% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of June 30, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.7 million and $1.9 million, respectively. The interest rate of 24% on the 2023 Term Notes for a total principal of $1.1 million was amended on August 12, 2024, to 14% per annum.

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company agreed to issue an aggregate of 893 shares of restricted common stock to the Lender.

As of June 30, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

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

On April 18, 2024, pursuant to the April Public Offering (see Note 1), the Company’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into shares of Common Stock Unit shares, with terms identical to those sold in the April Public Offering. As of that date, the convertible note was no longer outstanding.

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

8. Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023, as amended (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2024, there were no shares of preferred stock outstanding.

Convertible Preferred Stock

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to common stock pursuant to the conversion provisions and are no longer outstanding as of December 31, 2023.

Common Stock

Pursuant to the First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”).  As of June 30, 2024 and December 31, 2023, there were 6,469,115 and 3,552,223 shares of common stock issued and outstanding, respectively, and 1,800,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid to common stockholders. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the six months ended June 30, 2024, the Company issued 5,000 shares of common stock in lieu of cash for certain marketing services (see Note 11), 13,875 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement (see Note 11), 1,581 shares of common stock issued to a stockholder as a result of the FLAG Merger (see Note 1), 1,323,250 shares of common stock shares issued in connection with the Company’s April Offering (see Note 1), 256,886 shares of common stock pursuant to Convertible Note conversion (see Note 7), 1,069,800 shares of common stock issued in connection with the Company’s May Inducement Offer (see Note 1), 50,000 shares of common stock from exercises of warrants (see Note 8), and 196,500 shares of common stock from exercises of pre-funded warrants (see Note 8).

During the six months ended June 30, 2023, Calidi issued 4,284 shares of common stock from exercises of stock options and 17,691 shares of common stock in lieu of cash interest in conjunction with certain term note agreements (see Note 7).

As of June 30, 2024, common stock reserved for future issuance consisted of the following:

Common stock warrants outstanding	7,860,400
Common stock options issued and outstanding	848,384
Restricted stock units vested and unreleased	38,455
Shares available for future issuance under the 2023 Equity Incentive Plan	205,264
Shares reserved under the 2023 Employee Stock Purchase Plan	393,781
9,346,284

April Public Offering

On April 18, 2024, in connection with the April Public Offering (see Note 1), the Company sold an aggregate of 1,323,250 Common Stock Units and 196,500 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $4.00 per Common Stock Unit or PFW Unit.

Each Common Stock Unit consists of: (i) one share of the Company’s voting common, (ii) a Series A warrant to purchase one share common stock, (iii) a Series B warrant to purchase one Series B Unit, with each Series B Unit consisting of (a) one share of common stock and (b) a Series B-1 Warrant to purchase one share of common stock, and (iv) a Series C warrant to purchase one Series C Unit, with each Series C Unit consisting of (a) one share of common stock and (b) a Series C-1 Warrant to purchase one share of common stock. See further warrant details per each issued series below.

Each PFW Unit consists of: (i) a pre-funded warrant to purchase one share of common stock, (ii) a Series A warrant to purchase one share common stock, (iii) a Series B warrant to purchase one Series B Unit, with each Series B Unit consisting of (a) one share of common stock and (b) a Series B-1 Warrant to purchase one share of common stock, and (iv) a Series C warrant to purchase one Series C Unit, with each Series C Unit consisting of (a) one share of common stock and (b) a Series C-1 Warrant to purchase one share of common stock. See further warrant details per each issued series below.

The Company issued to the Placement Agent common stock warrants to purchase up to 75,988 shares of Common Stock. See further warrant details below.

May Inducement Offer

On May 31, 2024, following the closing of the May Inducement Offer (see Note 1), warrant holders immediately exercised some or all of their respective outstanding Series B Warrants and C Warrants to purchase up to an aggregate of 1,069,800 shares of the Company’s Common Stock, Series B-1 Warrants to purchase up to 267,300 shares of Common Stock and Series C-1 Warrants to purchase up to 802,500 shares of Common Stock, at a reduced exercise price of $2.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company agreed to issue unregistered new Series D Warrants to purchase up to 1,069,800 shares of Common Stock.

The Company accounted for the exercise price decrease of the Existing Warrants as a modification. Based on the nature of the modification (i.e., reduction in exercise price to induce exercise and raise additional capital), the modification was accounted for as an equity issuance cost on the date the offer was accepted by the Holders, calculated as the excess fair value of the modified warrants post modification.

The Company issued to the Placement Agent common stock warrants to purchase up to 53,490 shares of common stock. See further warrant details below.

Warrants

As of June 30, 2024, the Company had outstanding warrants to purchase 7,860,400 shares of Common Stock, consisting of the following:

Private Warrants to purchase Common Stock	191,217
Public Warrants to purchase Common Stock	1,150,000
Warrants to purchase Restricted Shares	40,000
Placement Agent Warrants to purchase Common Stock	129,478
Series A Warrants to purchase Common Stock	1,776,635
Series B Warrants to purchase Common Stock	1,509,335
Series C Warrants to purchase Common Stock	974,135
Series B-1 Warrants to purchase Common Stock	267,300
Series C-1 Warrants to purchase Common Stock	752,500
Series D Warrants to purchase Common Stock	1,069,800
7,860,400

Public Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed public warrants to purchase 1,150,000 shares of common stock with an exercise price of $115.00 per share (the “Public Warrants”). The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

The Company may redeem the outstanding Public Warrants for $0.01 per warrant upon at least 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $180.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the public warrants on a cashless basis.

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

As of June 30, 2024, Public Warrants to purchase 1,150,000 shares of Common Stock remain outstanding.

Private Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed private warrants to purchase 191,217 shares of common stock with an exercise price of $115.00 per share (the “Private Warrants”). The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

As of June 30, 2024, Private Warrants to purchase 191,217 shares of Common Stock remain outstanding.

Warrants to Purchase Restricted Shares

On February 21, 2024, in connection with a settlement agreement (see Note 11), the Company issued additional warrants to purchase 40,000 Restricted Shares which (i) have an exercise price equal to $13.20 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all warrants to purchase 40,000 Restricted Shares remain outstanding.

Placement Agent Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued to the placement agent warrants to purchase up to 75,988 shares of Common Stock, which (i) have an exercise price equal to $6.60 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued to the placement agent warrants to purchase up to 53,490 shares of Common Stock, which (i) have an exercise price equal to $3.75 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all placement agent warrants to purchase a total of 129,478 shares of common stock remain outstanding.

Series A Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued Series A warrants to purchase 1,519,750 shares of Common Stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 7), the Company issued additional Series A warrants to purchase 256,885 shares of Common Stock. The Series A Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all Series A warrants to purchase 1,776,635 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1 and Note 12), the exercise price of the Series A warrants was reset to $1.52 per share, effective July 22, 2024.

Series B Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued Series B warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 7), the Company issued additional Series B warrants to purchase 256,885 shares of common stock. The Series B Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 1 year after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series B warrants to purchase 267,300 shares of common stock were exercised at a reduced exercise price of $2.00 in connection with the May Inducement Offer. Pursuant to the issuance of common stock per the Series B warrant exercises, the Company received gross proceeds of approximately $0.5 million.

As of June 30, 2024, Series B warrants to purchase 1,509,335 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1 and Note 12), the exercise price of the Series B warrants was reset to $1.52 per share, effective July 22, 2024.

Series C Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued Series C warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 7), the Company issued additional Series C warrants to purchase 256,885 shares of common stock. The Series C Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 4 months after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series C warrants to purchase 802,500 shares of common stock were exercised at a reduced exercise price of $2.00 in connection with the May Inducement Offer. Pursuant to the issuance of common stock per the Series C warrant exercises, the Company received gross proceeds of approximately $1.6 million.

As of June 30, 2024, Series C warrants to purchase 974,135 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1 and Note 12), the exercise price of the Series C warrants was reset to $1.52 per share, effective July 22, 2024.

Series B-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series B-1 warrants to purchase 267,300 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all Series B-1 warrants to purchase 267,300 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1 and Note 12), the exercise price of the Series B-1 warrants was reset to $1.52 per share, effective July 22, 2024.

Series C-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series C-1 warrants to purchase 802,500 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series C-1 warrants to purchase 50,000 shares of common stock were exercised. Pursuant to the issuance of common stock per the Series C-1 warrant exercises, the Company received gross proceeds of approximately $0.1 million.

As of June 30, 2024, Series C-1 warrants to purchase 752,500 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1 and Note 12), the exercise price of the Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

Series D Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series D warrants to purchase 1,069,800 shares of common stock, which (i) have an exercise price equal to $3.00 per share; and (ii) are exercisable for 5.5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. The Series D Warrants were issued as additional consideration to the Holders as part of the May Inducement Offer (see Note 1). The fair value of the Series D Warrants totaling $1.7 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

As of June 30, 2024, all Series D warrants to purchase 1,069,800 shares of common stock remain outstanding.

The following table summarizes the Company’s aggregate warrant activity for the six months ended June 30, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	1,341,217	$115.00	4.72
Issued	40,000
Exercised	—
Cancelled	—
Outstanding at March 31, 2024	1,381,217	$112.10	4.47
Issued	7,598,983
Exercised	(1,119,800)
Cancelled	—
Outstanding at June 30, 2024	7,860,400	$23.70	3.46

9. Stock-Based Compensation

Equity Incentive Plans

Prior to January 1, 2019, the Company adopted the 2016 Stock Plan (the “2016 Plan”) under which the Company was authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, the Company terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, the Company assumed the options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). Since the 2019 Plan was not assumed by the Company, the Company may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options granted under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 2,000,000 (pre-Business Combination) equity awards, which was increased to up to 2,550,000 (pre-Business Combination) in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of June 30, 2024, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

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

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 393,781 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of June 30, 2024, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

On July 15, 2024, the Company effected a 1-for-10 Reverse Stock Split. As a result proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split.

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were no shares issued under the 2023 ESPP during the three and six months ended June 30, 2024.

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

Option awards activity

A summary of the option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	787	$25.80	5.82	$3
Options granted	125	2.42
Options exercised	—	—
Options forfeited or cancelled	(64)	52.68
Outstanding at June 30, 2024	848	$20.39	5.99	$6
Exercisable at June 30, 2024	635	$19.17	5.00	$1

Restricted stock units

A summary of the restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	4	$18.00
Granted	34	$3.04
Vested	—	$—
Balance at June 30, 2024	38	$4.61
Vested and unreleased	38	$4.61
Outstanding at June 30, 2024	38	$4.61

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$203	$265	$406	$596
General and administrative	548	815	1,233	1,918
Total stock-based compensation expense	$751	$1,080	$1,639	$2,514

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $92.70 per share to the then current fair value of $71.10 per share pursuant to an updated valuation report. The three and six months ended June 30, 2024 include a noncash compensation charge of approximately $18,000 and $39,000, respectively, in connection with this repricing. The three and six months ended June 30, 2023 include a noncash compensation charge of approximately $21,000 and $50,000 in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

As of June 30, 2024, the total unamortized stock-based compensation expense related to stock options was approximately $4.2 million expected to be amortized over an estimated weighted average life of 1.4 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended June 30, 2024 and 2023 was $1.47 and $53.32 per share, respectively, and during the six months ended June 30, 2024 and 2023 was $1.82 and $53.52 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	87.0 - 87.6%	87.81%	84.8 - 88.5%	89.34%
Risk-free interest rate	4.50%	3.70%	3.93 - 4.5%	3.73%
Expected option life (in years)	6.02 - 6.08	6.04	3.5 - 6.1	5.87
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three and six months ended June 30, 2024 and 2023, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first.

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

Operating lease expense recognized in accordance with ASC 842 during both the three months ended June 30, 2024 and 2023 was approximately $0.4 million, and during the six months ended June 30, 2024 and 2023 was approximately $0.8 million and $0.9 million, respectively.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Six months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$707	$1,005
Operating cash flows from financing leases	16	9
Financing cash flows from financing leases	45	36
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$—	$4,714

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	June 30,
	2024	2023
Operating leases
Right-of-use assets, net	$3,518	$4,576
Right-of-use lease liabilities, current	$1,117	$956
Right-of-use lease liabilities, noncurrent	2,461	3,546
Total operating lease liabilities	$3,578	$4,502
Financing Leases
Machinery and equipment, gross	$598	$423
Accumulated depreciation	(297)	(211)
Machinery and equipment, net	$301	$212
Current liabilities	$68	$70
Noncurrent liabilities	180	110
Total financing lease liabilities	$248	$180
Weighted average remaining lease term
Operating leases	2.7 years	3.7 years
Financing leases	3.6 years	3.1 years
Weighted average discount rate
Operating leases	11.7%	11.8%
Financing leases	12.09%	8.7%

The following table presents future minimum lease commitments as of June 30, 2024 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2024 (July – December)	$715	$49
2025	1,464	89
2026	1,507	86
2027	485	51
2028	3	34
2029 and thereafter	—	—
Total minimum lease payments	4,174	309
Less: amounts representing interest	(596)	(61)
Present value of net minimum lease payments	$3,578	$248

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

On March 14, 2022, the Physicians filed a lawsuit against Calidi in San Diego Superior Court, seeking, among other claims, declaratory relief and claiming that the stock options granted to them pursuant to the Partnership Agreement, have not expired and remain exercisable by the Physicians. The Physicians are claiming 300,000 in vested stock options to be valid and exercisable, even though the Physicians have not provided any services to Calidi since the March 2018 termination date.

On December 6, 2022, Calidi and the Physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the Physicians 5,000 shares of Calidi common stock valued at $38.60 per share and 10,000 options to purchase common stock at an exercise price of $38.60 per share in full settlement of the claims. As of December 31, 2022, the Company estimated this offer of settlement to be valued at approximately $0.2 million and all settleable in noncash consideration, which was rejected. At the mediation, the Physicians were demanding 0.1 million options to purchase common stock at $2.5 per share, 0.1 million options to purchase common stock at $38.60 per share, plus 25,000 shares of common stock, which amounts to an aggregate claims value of approximately $5.0 million as of December 31, 2022. The mediation was terminated without settlement and the Company went to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, the Company initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, the Company has moved for a judgment on the pleadings to be heard in January 2024.

On February 5, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with the dispute outlined above.

Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 20,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 40,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement. As of June 30, 2024, the Company included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets the outstanding amount of the settlement of approximately $0.2 million.

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

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 13,943 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself.

Unasserted Claim Settlement

On March 8, 2024, the Company entered into a convertible promissory note purchase agreement with an accredited investor (the “Investor”) for a loan in the principal amount of $2.0 million (the “2024 Loan”), and settlement of $1.5 million of an unasserted claim. As of June 30, 2024, the Company included in other noncurrent liabilities in the accompanying unaudited condensed consolidated balance sheets the resulting amount of the unasserted claim settlement of approximately $1.5 million. In connection with the 2024 Loan, the Company issued convertible notes due in 2028 evidencing the aggregate principal amount of $3.5 million (the “2024 Notes”). The 2024 Notes also provides the Investor a right to convert all, but not less than all, the Principal Amount (as defined in the 2024 Notes) and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 6% discount to the 10-day VWAP preceding execution of the 2024 Notes, convertible after the earlier of 180 days or the effective registration date with mandatory conversion for Investor in the event that the Company completes a registered financing of at least $8 million or of at least $2 million to a non-affiliated purchaser with an effective price of 150% of the Note conversion price with a conversion price reset to be completed 30 (thirty) days after the effective registration date.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note (See Note 7).

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of June 30, 2024 and 2023, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and other supplier contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $7.0 million in aggregate commitments, of which 2.3 million are denominated in Australian dollars (approximately $1.6 million) and 0.8 million are denominated in Euros (approximately $0.9 million) as of June 30, 2024. As of June 30, 2024, the Company had incurred approximately $6.6 million under these various agreements.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2024.

Separation Agreement with Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date. In June 2024, the Company made a payment of $50,000 and executed an Amendment to extend the due date to January 2025. The lump sum payment of $0.4 million is included in related party accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

Mr. Ng will continue to serve as a director on the Company’s board and an advisor with continued vesting of Mr. Ng’s previously granted stock options pursuant to the terms of the Company’s equity incentive plan.

Settlement, deferral or payment of deferred compensation of certain executives and a director

On August 31, 2023, Mr. Camaisa and Mr. Leftwich entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 46,972 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which will include accrued interest at 24% per annum payable at maturity. All notes and deferred compensation of Mr. Leftwich were amended on August 12, 2024, to reduce the interest rate to 14% per annum. This deferred compensation is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

On September 12, 2023, Mr. Kalajian was issued 4,683 shares of common stock in exchange for settlement of $0.3 million in deferred compensation.

Standby Equity Purchase Agreement

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. The maximum advance under the SEPA is the lower of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an advance notice, or (ii) 500,000 shares. For the SEPA to be utilized, the shares underlying the agreement need to be registered on a Form S-1 filed with the SEC. As of June 30, 2024, the Company has not registered the shares underlying the SEPA and has not issued any shares under the SEPA.

As consideration for Yorkville’s commitment to purchase the Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company paid a structuring fee of $25,000 to an affiliate of Yorkville and issued 13,875 shares of Common Stock to Yorkville (the “Commitment Fee Shares”). The Commitment Fee Shares were determined by dividing $0.3 million by the lowest daily VWAP of the Common Stock during the 10 Trading Days immediately prior to the December 10, 2023.

Consulting Agreement

In February 2024, the Company entered into a consulting agreement whereby the consultant agreed to provide the Company with marketing and distribution services to communicate information. As compensation, the Company issued 5,000 shares of common stock to the consultant on March 25, 2024 (see Note 8).

12. Subsequent Events

Loan Agreement

On July 1, 2024, the Company entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 which was issued to the Lender by the Company (the “Note”). Under the terms of the Note, the Lender agreed to provide the principal amount of $0.6 million on July 2, 2024.

The Note bears a simple interest rate at 15.0% per annum and matures on the third calendar year from the Payment Date (the “Maturity Date”) unless due earlier due to an event of a default under the terms of the Note. The Company agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date.

Reverse Stock Split

On July 10, 2024, the Company filed a First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share, effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split.

Subscription Agreement

On July 26, 2024, the Board of Directors of the Company approved the Subscription Agreement dated July 28, 2024 (the “Agreement”) entered with an accredited investor (the “Investor”), a related-party. Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share (90% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024); and (ii) warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.90 (120% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024), for an aggregate purchase price of $1.0 million (the “Private Placement”).

In recognition of the Private Placement by the Investor, the Board has approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to the Company’s Scientific and Medical Advisory Board (“SMAB”). This appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024 (“Consulting Agreement”). As part of the Consulting Agreement, the Investor will be awarded 5,000 stock options, with a standard four-year vesting period.

Assignment of Intellectual Property to Nova Cell

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by the Investor, a related-party, into Nova Cell, a subsidiary of the Company. This investment is expected to result in the issuance of 7,500,000 shares of Nova Cell’s shares of common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization.

In conjunction with this investment, the Board has approved the assignment of certain intellectual property rights to Nova Cell, pursuant to an Intellectual Property Assignment Agreement dated July 28, 2024.

Exercises of common stock warrants

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series A, Series B, Series C, Series B-1, and Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

During July and August 2024, Series A warrants to purchase 375,000 shares of common stock, Series B warrants to purchase 375,000 shares of common stock, and Series C warrants to purchase 512,049 shares of common stock were exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, the Company received gross proceeds of approximately $1.9 million.

During July and August 2024, upon exercise of specified shares of Series B and Series C warrants, the Company issued Series B-1 warrants to purchase 375,000 shares of common stock, and Series C-1 warrants to purchase 512,049 shares of common stock. Series B-1 warrants to purchase 75,000 shares of common stock and Series C-1 warrants to purchase 325,000 shares of common stock were subsequently exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, the Company received gross proceeds of approximately $0.6 million.

Calidi Cure LLC dissolution

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, was a special purpose vehicle entity that was solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi, has no other operations, and was dissolved in July 2024.

Amendment to Certain Notes and Deferred Compensation

On August 12, 2024, the interest rate of specified 2021 Term Notes with a carrying value of $0.7 million, 2022 Term Notes with a carrying value of $0.2 million, 2023 Term Notes with a total carrying value of $1.5 million, and deferred compensation totaling $0.6 million, was amended to be reduced from 24% to 14% per annum. All other terms and conditions remained substantially unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. A Phase 1b clinical trial will commence for NNV1 in collaboration with Northwestern University during the first quarter of 2025. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity.

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

CLD-201 (SuperNova™) for Advanced Solid Tumors (triple-negative breast cancer (“TNBC”), head & neck squamous cell carcinoma (HNSCC), and advanced soft tissue sarcoma (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform. Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, triple-negative breast cancer and melanoma. We have held a pre-IND meeting with FDA to discuss the filing of our IND application for the clinical development of CLD-201. We anticipate commencing a Phase 1 clinical trial for SNV1 during the first half of 2025.

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

Our subsidiary Nova Cell, Inc. (“Nova Cell”) was formed to be a technology service provider that develops innovative stem cell-based products using our cellular manufacturing process. Through Nova Cell we anticipate expanding potential uses from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies.

CLD-400 (RTNova) for Lung cancer and Metastatic Solid Tumors, our pre-clinical program involving enveloped oncolytic viruses (discovery phase), builds upon our experience of using cells to protect, potentiate and deliver virotherapies. CLD-400 program is derived from research from prior pre-clinical CLD-202 program. RTNova consists of an engineered vaccinia virus enveloped by a cell membrane, that is potentially capable of targeting lung cancer and advanced metastatic disease due to its increased ability to survive in the bloodstream. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body. In preclinical studies, RTNova has shown early signs of its resistance to human humoral immunity and capability to target multiple distant and diverse tumors and transform their microenvironments leading to their elimination. In addition, the program has shown potential synergistic effects with other immunotherapies, including cell therapies, to attack and eliminate disseminated solid tumors.

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

Since inception, we have incurred significant operating losses. Our net loss was $5.8 million and $13.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $112.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

Changes in economic conditions, including rising interest rates, public health issues, including the COVID-19 pandemic and its aftereffects, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of geopolitical conflicts, may also affect our business.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three and six months ended June 30, 2024. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

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

As a result of the Business Combination, all outstanding stock of Calidi were cancelled in exchange for the right to receive newly issued shares of Common Stock (also referred to as “New Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by Calidi. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 2,737,560 shares of Common Stock as Merger Consideration.

As additional consideration, each Calidi stockholder was entitled to earn, on a pro rata basis, up to 1,800,000 Escalation Shares. During the Escalation Period, Calidi Stockholders may be entitled to receive up to 1,800,000 Escalation Shares with incremental releases of 450,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $120.00, $140.00, $160.00 and $180.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares have been placed in escrow and are outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained their pro rata portion of an additional 8,585 Non-Redeeming Continuation Shares issued at Closing. At the Closing, Calidi Security Holders own approximately 76% of the outstanding shares of New Calidi Common Stock.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(2,167)	$(3,177)	$1,010	(32)%
General and administrative	(3,605)	(3,360)	(245)	7%
Total operating expenses	(5,772)	(6,537)	765	(12)%
Loss from operations	(5,772)	(6,537)	765	(12)%
Other income (expense), net
Total other income (expenses), net	13	(5,960)	5,973	(100)%
Loss before income taxes	(5,579)	(12,497)	6,738	(54)%
Income tax provision	(8)	(4)	(4)	100%
Net loss	$(5,767)	$(12,501)	$6,734	(54)%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 and 2023 were $2.2 million and $3.2 million, respectively. The decrease of $1.0 million was primarily attributable to a decrease in lab clinical trial services and lab service fees of $1.0 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 and 2023 were $3.6 million and $3.4 million, respectively. The decrease of $0.2 million was primarily due to decreases in salaries and benefits of $0.7 million, partially offset by increases in insurance costs of $0.4 million, dues and legal fees of $0.3 million, and marketing and advertising expenses of $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 and 2023 were $13,000 other income and $6.0 million other expense, respectively. The decrease of $6.0 million primarily relates the decrease in grant income from the CIRM of $0.6 million, partially offset by the net change in fair value in Simple Agreement for Future Equity (SAFEs), Forward Purchase Agreement Derivative Asset, Private warrants, and Contingently Convertible and Convertible Notes Payable of $3.9 million, and a decrease in other expenses related to Series B Convertible Preferred Stock financing costs of $2.7 million.

Results of Operations

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(4,910)	$(5,799)	$889	(15)%
General and administrative	(7,614)	(6,152)	(1,462)	24%
Total operating expenses	(12,524)	(11,951)	(573)	5%
Loss from operations	(12,524)	(11,951)	(573)	5%
Other income (expense), net
Total other income (expenses), net	(456)	(7,004)	6,548	(93)%
Loss before income taxes	(12,980)	(18,955)	5,975	(32)%
Income tax provision	(12)	(8)	(4)	50%
Net loss	$(12,992)	$(18,963)	$5,971	(31)%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 and 2023 were $4.9 million and $5.8 million, respectively. The decrease of $0.9 million was primarily attributable to a decrease in lab clinical trial services and lab service fees of $1.1 million, partially offset by an increase in salaries and benefits of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 and 2023 were $7.6 million and $6.2 million, respectively. The increase of $1.4 million was primarily due to increases in legal fees of $1.0 million, insurance costs of $0.7 million, director and consulting costs of $0.3 million, marketing and advertising of $0.3 million, consulting fees of $0.1 million, and dues and subscriptions of $0.1 million, partially offset by a decrease in salaries and benefits of $1.0 million and travel expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2024 and 2023 were $0.5 million and $7.0 million other expense, respectively. The decrease of $6.5 million primarily relates the decrease in grant income from the CIRM of $1.4 million, partially offset by the net change in fair value in Simple Agreement for Future Equity (SAFEs), Forward Purchase Agreement Derivative Asset, Private warrants, and Contingently Convertible and Convertible Notes Payable of $5.2 million, and a decrease in other expenses related to Series B Convertible Preferred Stock financing costs of $2.7 million.

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

As of June 30, 2024, we had a cash balance of $0.8 million and restricted cash of $0.2 million. Our debt and liability obligations as of June 30, 2024 include $8.9 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $2.5 million in related party term notes payable, $1.9 million in convertible notes payable, $0.6 million in warrant liabilities, including related party amounts, $0.2 million in term notes payable, and $0.2 million in related party bridge loans payable.

Reverse Stock Split

On July 10, 2024, we filed a First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share, effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under our Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split.

On April 18, 2024, we closed on a public offering of securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among Calidi and certain purchasers (the “April Public Offering”). In connection with the April public offering, the Company sold an aggregate of 1,323,250 Common Stock Units and 196,500 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $4.00 per Common Stock Unit or PFW Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by the Company. The securities offered and sold in the public offering were registered pursuant to registration statement on Form S-1, as amended, filed with the SEC and declared effective on April 15, 2024.

On May 31, 2024, we entered into an inducement offer letter agreement (the “May Inducement Offer”) with nine (9) holders of the Calidi’s existing Series B unit purchase warrants (“Series B Warrants”) and Series C unit purchase warrants (“Series C Warrants” and together with the Series B Warrants, the “Existing Warrants”), which Existing Warrants were originally issued on April 18, 2024 and had an exercise price of $6.00 (see Note 8). Following the closing of the May Inducement Offer, such warrant holders immediately exercised some or all of their respective outstanding Existing Warrants to purchase up to an aggregate of 1,069,800 shares of Calidi’s common stock, Series B-1 Warrants to purchase up to 267,300 shares of common stock and Series C-1 Warrants to purchase up to 802,500 shares of Common Stock, at a reduced exercise price of $2.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, we agreed to issue unregistered new Series D common stock purchase warrants (“Series D Warrants”) to purchase up to 1,069,800 shares of Common Stock (see Note 8). We received gross proceeds of $2.1 million in cash from the exercise of the Existing Warrants pursuant to the May Inducement Offer, prior to deducting placement agent fees and offering expenses.

Please see Note 12 to our unaudited condensed consolidated financial statements for financing activities and changes in our debt and liability obligations that affected our liquidity subsequent to June 30, 2024.

2024 Bridge Loan

On January 19, 2024, Calidi received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, Calidi agreed to issue an aggregate of 893 shares of restricted common stock to the Lender.

As of June 30, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

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

On April 18, 2024, pursuant to the April Public Offering (see Note 1), the Company’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into shares of Common Stock Unit shares, with terms identical to those sold in the April Public Offering. As of that date, the convertible note was no longer outstanding.

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

Public and Private warrants

In connection with the closing of the FLAG Merger on September 12, 2023, Calidi assumed 1,150,000 public warrants to purchase common stock with an exercise price of $115.00 per share. The Public Warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of Calidi ‘s common stock. Calidi may redeem the outstanding Public Warrants for $0.01 per warrant, if the reported last sale price of the common stock equals or exceeds $180.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before Calidi sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by Calidi, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

Calidi further assumed 191,217 private warrants to purchase common stock with an exercise price of $115.00 per share. The private warrants in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios. Otherwise, the private warrants have terms and provisions that are identical to those of the public warrants, including the exercise price, exercisability and exercise period.

On February 21, 2024, in connection with a settlement agreement, Calidi issued an additional 40,000 private warrants to purchase Restricted Shares which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all 1,150,000 Public Warrants, 191,217 Private Warrants, and 40,000 warrants to purchase Restricted Shares were outstanding, respectively.

Placement Agent Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, Calidi issued Placement agent warrants to purchase up to 75,988 shares of common stock, which (i) have an exercise price equal to $6.60 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Placement agent warrants to purchase up to 53,490 shares of common stock, which (i) have an exercise price equal to $3.75 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all placement agent warrants to purchase a total of 129,478 shares of common stock remain outstanding.

Series A Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, Calidi issued Series A warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note, Calidi issued additional Series A warrants to purchase 256,885 shares of common stock. The Series A Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all Series A warrants to purchase 1,776,635 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series A warrants was reset to $1.52 per share, effective July 22, 2024.

Series B Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, Calidi issued Series B warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note, Calidi issued additional Series B warrants to purchase 256,885 shares of common stock. The Series B Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 1 year after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series B warrants to purchase 267,300 shares of common stock were exercised at a reduced exercise price of $2.00 in connection with the May Inducement Offer. Pursuant to the issuance of common stock per the Series B warrant exercises, Calidi received gross proceeds of approximately $0.5 million.

As of June 30, 2024, Series B warrants to purchase 1,509,335 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series B warrants was reset to $1.52 per share, effective July 22, 2024.

Series C Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, Calidi issued Series C warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note, Calidi issued additional Series C warrants to purchase 256,885 shares of common stock. The Series B Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 4 months after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series C warrants to purchase 802,500 shares of common stock were exercised at a reduced exercise price of $2.00 in connection with the May Inducement Offer. Pursuant to the issuance of common stock per the Series C warrant exercises, Calidi received gross proceeds of approximately $1.6 million.

As of June 30, 2024, Series C warrants to purchase 974,135 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series C warrants was reset to $1.52 per share, effective July 22, 2024.

Series B-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Series B-1 warrants to purchase 267,300 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all Series B-1 warrants to purchase 267,300 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series B-1 warrants was reset to $1.52 per share, effective July 22, 2024.

Series C-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Series C-1 warrants to purchase 802,500 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, Series C-1 warrants to purchase 50,000 shares of common stock were exercised. Pursuant to the issuance of common stock per the Series C-1warrant exercises, the Company received gross proceeds of approximately $0.1 million.

As of June 30, 2024, Series C-1 warrants to purchase 752,500 shares of common stock remain outstanding.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

Series D Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Series D warrants to purchase 1,069,800 shares of common stock, which (i) have an exercise price equal to $3.00 per share; and (ii) are exercisable for 5.5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of June 30, 2024, all Series D warrants to purchase 1,069,800 shares of common stock remain outstanding.

2021 Term Notes Payable

As of June 30, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 24% and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively. The interest rate on the 2021 Term Notes was amended on August 12, 2024, to 14% per annum.

2022 Term Notes Payable

As of June 30, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 24% per annum for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of June 30, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million. The interest rate of 24% per annum on the 2022 Term Notes for a total principal of $0.2 million was amended on August 12, 2024, to 14% per annum.

2023 Term Notes Payable

As of June 30, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 24% per annum for a total principal of $1.1 million, 18% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of June 30, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.7 million and $1.9 million, respectively. The interest rate on the 2023 Term Notes with a total principal of $1.1 million was amended on August 12, 2024, to 14% per annum.

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

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of June 30, 2024, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $4.5 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.4 million, (iii) litigation costs of $0.2 million, and (iv) severance costs due on January 1, 2025 totaling $0.4 million. In accordance with the provisions of the Separation Agreement, the severance costs of $0.4 million will accrue interest at the rate of 8.0% per annum in the event that this amount is not paid when due, and the principal plus accrued interest shall be paid no later than two years after the effective date of the severance agreement.

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

On March 8, 2024, Calidi and one of the sellers mutually terminated and cancelled 34,000 shares per the Forward Purchase Agreement described above.

Please see Note 2 to our unaudited condensed consolidated financial statements for additional details.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Financing Transactions Subsequent to June 30, 2024

Loan Agreement

On July 1, 2024, we entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan Calidi the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 which was issued to the Lender by Calidi (the “Note”). Under the terms of the Note, the Lender agreed to provide the principal amount of $0.6 million on July 2, 2024.

The Note bears a simple interest rate at 15.0% per annum and matures on the third calendar year from the Payment Date (the “Maturity Date”) unless due earlier due to an event of a default under the terms of the Note. Calidi agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date.

Subscription Agreement

On July 26, 2024, the Board of Calidi approved the Subscription Agreement dated July 28, 2024 (the “Agreement”) entered with an accredited investor (the “Investor”), a related-party. Pursuant to the Agreement, Calidi sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share (90% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024); and (ii) warrants to purchase 600,000 shares of the Calidi’s common stock at an exercise price of $1.90 (120% of the per share closing price of the Company’s shares of common stock on the NYSE American LLC on July 22, 2024), for an aggregate purchase price of $1.0 million (the “Private Placement”).

In recognition of the Private Placement by the Investor, the Board of Calidi approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to Calidi’s Scientific and Medical Advisory Board (“SMAB”). This appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024 (“Consulting Agreement”). As part of the Consulting Agreement, the Investor will be awarded 5,000 stock options, with a standard four-year vesting period.

Assignment of Intellectual Property to Nova Cell

On July 26, 2024, the Board and the Audit Committee of Calidi’s Board approved a strategic investment of approximately $2.0 million by the Investor, a related-party, into Nova Cell. The investment is expected to result in the issuance of 7,500,000 shares of Nova Cell’s shares of common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization.

In conjunction with this investment, the Board approved the assignment of certain intellectual property rights to Nova Cell, pursuant to an Intellectual Property Assignment Agreement dated July 28, 2024.

Exercises of common stock warrants

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series A, Series B, Series C, Series B-1, and Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

During July and August 2024, Series A warrants to purchase 375,000 shares of common stock, Series B warrants to purchase 375,000 shares of common stock, and Series C warrants to purchase 512,049 shares of common stock were exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, Calidi received gross proceeds of approximately $1.9 million.

During July and August 2024, upon exercise of specified shares of Series B and Series C warrants, Calidi issued Series B-1 warrants to purchase 375,000 shares of common stock, and Series C-1 warrants to purchase 512,049 shares of common stock. Series B-1 warrants to purchase 75,000 shares of common stock and Series C-1 warrants to purchase 325,000 shares of common stock were subsequently exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, Calidi received gross proceeds of approximately $0.6 million.

Cash Flow Summary for the six months ended June 30, 2024 and 2023

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Net cash (used in) provided by:
Operating activities	$(9,325)	$(8,280)	$(1,045)	13%
Investing activities	(5)	(380)	375	(99)%
Financing activities	8,213	10,366	(2,153)	(21)%
Effect of exchange rate on cash	4	(10)	14	(140)%
Net increase (decrease) in cash and restricted cash	$(1,113)	$1,696	$(2,809)	(166)%

Operating activities

Net cash used in operating activities was $9.3 million for the six months ended June 30, 2024, primarily resulting from our net loss of $13.0 million. Our net loss was reduced by certain non-cash items that included $1.6 million in stock-based compensation, $1.1 million from the change in our operating assets and liabilities, $0.6 million in amortization of right of use assets, $0.2 million in depreciation expense, and $0.1 million in change in fair value of debt, other liabilities and derivatives.

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2023, primarily resulting from our net loss of $19.0 million. Our net loss was reduced by certain non-cash items that included $5.4 million from the change in fair value of debt, including change in fair value of related party debt, $2.7 million in financing costs related to the Series B financing, $2.5 million in stock-based compensation, $0.9 million from the change in our operating assets and liabilities, and $0.8 million in amortization and depreciation expenses.

Investing activities

Net cash used in investing activities was $5,000 for the six months ended June 30, 2024, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2023, which primarily related to the purchase of machinery and equipment.

Financing activities

Net cash provided by financing activities was $8.2 million for the six months ended June 30, 2024, which primarily related to proceeds from the April Public Offering of $5.4 million, proceeds from issuance of convertible notes payable of $3.0 million, proceeds from the May Inducement Offer of $2.1 million, related party proceeds from issuance of a bridge loan payable of $0.2 million, and proceeds from the exercise of common stock warrants of $0.1 million, partially offset by repayment of convertible notes payable of $1.5 million, payment of financing costs of $0.8 million, and repayment of term notes payable of $0.3 million.

Net cash provided by financing activities was $10.4 million for the six months ended June 30, 2023, which primarily related to proceeds from issuance of preferred stock related to the Series B financing, entirely from related parties, of $5.2 million, proceeds from issuance of term notes payable of $3.2 million, including from related parties, proceeds from Simple Agreement for Future Equity (SAFEs) of $2.8 million, proceeds from stock option exercises of $0.2 million, partially offset by repayment of loans payable obligations and payment of deferred financing costs of $1.0 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 appearing elsewhere in this Form 10-Q. Based on our existing cash and cash equivalents as of August 13, 2024, we believe we have insufficient cash to continue operations through June, 2024, unless we raise additional short-term capital. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Our significant accounting policies and estimates are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the three and six months ended June 30, 2024.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024 and 2023.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2023. Other than the matters discussed below, we are not currently party to any other material legal proceedings that occurred during the quarter ended June 30, 2024.

Former Chief Accounting Officer and Interim Chief Financial Officer

On May 1, 2024, Tony Kalajian, the Company’s prior chief accounting officer and interim chief financial officer, filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 13,943 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself.

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

As of June 30, 2024, we had approximately $0.8 million in cash and restricted cash of $0.2 million, an accumulated deficit of approximately $112.6 million, and a working capital deficit of approximately $11.4 million. We believe that our existing cash and cash equivalents as of June 30, 2024, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from June 30, 2024. Based on our existing cash and cash equivalents as of August 13, 2024, we believe we have insufficient cash to continue operations through June 2024, unless we raise additional short-term capital. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Sales and issuances of our common stock or other securities would result in dilution of the percentage ownership of our stockholder and could cause our share price to fall.

If we sell additional shares of our common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. In addition, the resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock We will need to raise capital in order to fund our business objectives. In addition, pursuant to our obligations under certain registration rights agreements, we have (1) registered on another registration statement filed with the SEC 2,039,382 shares of common stock, 191,217 warrants to purchase our common stock, and 191,217 shares of common stock issuable upon exercise of the private warrants; (2) agreed to register 20,000 shares of our common stock and 40,000 shares of common stock underlying warrants in connection with a settlement agreement with certain physicians related to stock options; and (3) registered a number of common stock underlying certain Series A, B and C warrants issued in connection with our public offering that closed on April 18, 2024.

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

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price. In addition, certain of our outstanding securities are subject to mandatory conversion and/or exercise price reset.

As of August 9, 2024, we had approximately 9.9 million shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options or warrants, or upon conversion of our existing convertible note. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our term debt, and/or in exchange for outstanding warrants will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

May Inducement Offer

On May 31, 2024, as part of the Company’s May Inducement Offer”), we agreed to issue unregistered new Series D Warrants to purchase up to 1,069,800 shares of Common Stock.

Placement Agent Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, we issued to the placement agent unregistered warrants to purchase up to 75,988 shares of Common Stock.

On June 3, 2024, in connection with the closing of the May Inducement Offer, we issued to the placement agent unregistered warrants to purchase up to 53,490 shares of Common Stock.

Consulting Agreement

Effective February 21, 2024, we entered into a marketing services agreement with a third party consultant. As compensation, we issued 5,000 shares of common stock to the consultant on March 25, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Calidi Biotherapeutics, Inc.

Date: August 13, 2024	By:	/s/ Allan Camaisa
	Name:	Allan Camaisa
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

