Form 10-Q
period 2024-09-30
Calidi Biotherapeutics, Inc.
filed 2024-11-12
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 7, 2024, the registrant had 13,078,022 shares of common stock, $0.0001 par value, outstanding, excluding 1,800,000 shares of non-voting common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,897	$1,949
Prepaid expenses and other current assets	324	2,354
Total current assets	2,221	4,303
NONCURRENT ASSETS
Machinery and equipment, net	982	1,270
Operating lease right-of-use assets, net	3,237	4,073
Other noncurrent assets	217	373
TOTAL ASSETS	$6,657	$10,019
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,574	$2,796
Related party accounts payable	—	81
Accrued expenses and other current liabilities	2,567	4,896
Related party accrued expenses and other current liabilities	496	536
Term notes payable, net of discount, including accrued interest	242	529
Related party term notes payable, net of discount, including accrued interest	2,631	278
Related party bridge loan payable, including accrued interest	217	—
Related party other current liability	620	—
Finance lease liability, current	69	81
Operating lease right-of-use liability, current	1,163	1,035
Total current liabilities	11,579	10,232
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	2,161	3,037
Finance lease liability, noncurrent	166	216
Warrant liability	163	623
Related party warrant liability	13	48
Convertible notes payable, including accrued interest	1,773	—
Related party term notes payable, net of discount, including accrued interest	—	2,060
Promissory note	600	—
Other noncurrent liabilities	—	1,500
Related party other noncurrent liabilities	—	538
TOTAL LIABILITIES	16,455	18,254
Commitments and contingencies (Note 11)
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 330,000 shares authorized; 9,311 and 3,552 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	107,408	91,383
Non-controlling interest	485	—
Accumulated other comprehensive loss, net of tax	(74)	(47)
Accumulated deficit	(117,618)	(99,572)
Total stockholders’ deficit	(9,798)	(8,235)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,657	$10,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,153)	$(3,251)	$(7,063)	$(9,050)
General and administrative	(3,073)	(3,970)	(10,687)	(10,122)
Total operating expense	(5,226)	(7,221)	(17,750)	(19,172)
Loss from operations	(5,226)	(7,221)	(17,750)	(19,172)
OTHER INCOME (EXPENSES), NET
Interest expense	(98)	(101)	(304)	(266)
Interest expense – related party	(134)	(223)	(454)	(581)
Change in fair value of debt, other liabilities, and derivatives	352	845	240	(1,255)
Change in fair value of debt, other liabilities, and derivatives – related party	28	4,473	36	1,213
Series B preferred stock financing costs – related party	—	—	—	(2,680)
Debt extinguishment	—	(139)	—	(139)
Debt extinguishment – related party	—	(332)	—	(332)
Grant income	—	693	181	2,273
Other income (expense), net	8	(8)	1	(29)
Total other income (expenses), net	156	5,208	(300)	(1,796)
LOSS BEFORE INCOME TAXES	(5,070)	(2,013)	(18,050)	(20,968)
Income tax credit (provision)	1	(11)	(11)	(19)
NET LOSS	$(5,069)	$(2,024)	$(18,061)	$(20,987)
Net loss attributable to noncontrolling interest	(15)	—	(15)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,054)	$(2,024)	$(18,046)	$(20,987)
Deemed dividend on warrants	—	—	(1,671)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,054)	$(2,024)	$(19,717)	$(20,987)
Net loss per share; basic and diluted	$(0.65)	$(1.41)	$(3.54)	$(19.80)
Weighted average common shares outstanding; basic and diluted	7,824	1,431	5,577	1,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
NET LOSS	$(5,069)	$(2,024)	$(18,061)	$(20,987)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	(47)	13	(27)	10
COMPREHENSIVE LOSS	$(5,116)	$(2,011)	$(18,088)	$(20,977)
Comprehensive loss attributable to noncontrolling interest	(15)	—	(15)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,101)	$(2,011)	$(18,073)	$(20,977)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance at December 31, 2023	—	$—	—	$—	—	$—	3,552,223	$1	$91,383	$(47)	$(99,572)	$—	$(8,235)
Issuance of common stock in lieu of cash for services	—	—	—	—	—	—	5,000	—	29	—	—	—	29
Issuance of common stock in lieu of cash for SEPA commitment fee	—	—	—	—	—	—	13,875	—	81	—	—	—	81
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	1,581	—	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	—	—	—	—	—	—	158	—	—	—	158
Financing fees	—	—	—	—	—	—	—	—	(327)	—	—	—	(327)
Stock-based compensation							—	—	888	—	—	—	888
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	—	—	—	(7,225)	—	(7,225)
Balance at March 31, 2024	—	$—	—	$—	—	$—	3,572,679	$1	$92,212	$11	$(106,797)	$—	$(14,573)
Issuance of common shares and pre-funded warrants through April Public Offering, net of financing costs	—	—	—	—	—	—	1,323,250	—	4,822	—	—	—	4,822
Issuance of common stock per Convertible Note conversion	—	—	—	—	—	—	256,886	—	1,028	—	—	—	1,028
Issuance of common shares through May Inducement Offer, net of financing costs	—	—	—	—	—	—	1,069,800	—	1,818	—	—	—	1,818
Exercise of common stock warrants	—	—	—	—	—	—	50,000	—	100	—	—	—	100
Exercise of pre-funded warrants	—	—	—	—	—	—	196,500	—	2	—	—	—	2
Issuance of RSUs for liability settlement							—	—	105	—	—	—	105
Stock-based compensation							—	—	751	—	—	—	751
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,767)	—	(5,767)
Balance at June 30, 2024	—	$—	—	$—	—	$—	6,469,115	$1	$100,838	$(27)	$(112,564)	$—	$(11,752)
Exercise of common stock warrants	—	—	—	—	—	—	1,737,500	—	2,736	—	—	—	2,736
Issuance of common stock for liability settlement	—	—	—	—	—	—	120,847	—	282	—	—	—	282
Issuance of common stock for legal settlement	—	—	—	—	—	—	20,000	—	150	—	—	—	150
Issuance of common stock for Reverse Stock Split fractional shares	—	—	—	—	—	—	79,438	—	—	—	—	—	—
Issuance of common shares and warrants per subscription agreement	—	—	—	—	—	—	698,812	—	1,000	—	—	—	1,000
Issuance of common stock per Convertible Note conversion	—	—	—	—	—	—	184,810	—	211	—	—	—	211
Investment in Nova Cell	—	—	—	—	—	—	—	—	1,500	—	—	500	2,000
Stock-based compensation	—	—	—	—	—	—	—	—	691	—	—	—	691
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(47)	—	—	(47)
Net loss	—	—	—	—	—	—	—	—	—	—	(5,054)	(15)	(5,069)
Balance at September 30, 2024	—	$—	—	$—	—	$—	9,310,522	$1	$107,408	$(74)	$(117,618)	$485	$(9,798)

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance at December 31, 2022(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	858,373	$—	$19,930	$(14)	$(70,356)	$—	$(50,440)
Issuance of common stock per short term loan agreement dated 1/3/23	—	—	—	—	—	—	540	—	45	—	—	—	45
Issuance of common stock per short term loan agreement dated 1/4/23	—	—	—	—	—	—	270	—	23	—	—	—	23
Issuance of common stock per short term loan agreements (various)	—	—	—	—	—	—	2,165	—	119	—	—	—	119
Exercise of common stock options	—	—	—	—	—	—	15,609	—	181	—	—	—	181
Stock-based compensation	—	—	—	—	—	—	—	—	1,434	—	—	—	1,434
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	—	—	—	—	(6,462)	—	(6,462)
Balance at March 31, 2023(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	876,957	$—	$21,732	$(12)	$(76,818)	$—	$(55,098)
Issuance of common stock per short term loan agreements (various)	—	—	—	—	—	—	1,307	—	85	—	—	—	85
Exercise of common stock options	—	—	—	—	—	—	2,082	—	50	—	—	—	50
Series B financing costs	—	—	—	—	—	—	—	—	2,680	—	—	—	2,680
Stock-based compensation	—	—	—	—	—	—	—	—	1,080	—	—	—	1,080
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Net loss							—	—	—	—	(12,501)	—	(12,501)
Balance at June 30, 2023(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	880,346	$—	$25,627	$(17)	$(89,319)	$—	$(63,709)
Conversion of preferred stock into common stock	(432,982)	(1,354)	(179,665)	(3,871)	(105,928)	(4,376)	718,574	—	9,601	—	—	—	9,601
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	155	—	11	—	—	—	11
Exercise of common stock options	—	—	—	—	—	—	2,082	—	50	—	—	—	50
Issuance of common stock for Calidi debt settlement in connection with Merger	—	—	—	—	—	—	38,782	—	2,234	—	—	—	2,234
Issuance of common stock for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	4,683	—	333	—	—	—	333
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	1,668,339	—	56,101	—	—	—	56,101
Issuance of common stock to Non-Redemption and PIPE Agreement Investor in connection with Merger	—	—	—	—	—	—	130,682	—	2,763	—	—	—	2,763
Issuance of common stock under Forward Purchase Agreement in connection with Merger	—	—	—	—	—	—	100,000	—	4,520	—	—	—	4,520
Issuance of warrants for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	—	—	705	—	—	—	705
Assumed liabilities from Merger	—	—	—	—	—	—	—	—	(6,808)	—	—	—	(6,808)
Assumed warrant liability from Merger	—	—	—	—	—	—	—	—	(3,389)	—	—	—	(3,389)
Deferred financing fees in connection with Merger	—	—	—	—	—	—	—	—	(2,604)	—	—	—	(2,604)
Stock-based compensation	—	—	—	—	—	—	—	—	1,109	—	—	—	1,109
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	—	—	—	—	—	(2,024)	—	(2,024)
Balance at September 30, 2023	—	$—	—	$—	—	$—	3,543,643	$—	$90,253	$(4)	$(91,343)	$—	$(1,094)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Retroactively restated for reverse recapitalization.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,061)	$(20,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	304	293
Amortization of right of use assets	838	599
Amortization of debt discount and financing costs	41	711
Stock-based compensation	2,331	3,623
Change in fair value of debt, other liabilities and derivatives	(276)	43
Series B preferred stock financing costs	—	2,680
Debt extinguishment	—	471
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,050	(1,867)
Accounts payable	537	(7,655)
Accrued expenses and other current liabilities	(1,285)	697
Operating lease right of use liability	(750)	(405)
Net cash used in operating activities	(14,271)	(21,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(11)	(515)
Cash assumed in connection with the FLAG Merger	—	9
Security deposits	—	63
Net cash used in investing activities	(11)	(443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from April Public Offering	5,406	—
Proceeds from May Inducement Offer	2,140	—
Proceeds from exercise of common stock warrants	2,835	—
Proceeds from issuance of noncontrolling interest in Nova Cell	2,000	—
Proceeds from issuance of convertible notes payable	3,000	—
Proceeds from issuance of common shares and warrants per subscription agreement	1,000	—
Proceeds from issuance of promissory note	600	—
Proceeds from exercise of pre-funded warrants	2	—
Proceeds from exercise of stock options	—	281
Proceeds from issuance of Series B preferred stock	—	9,590
Related party proceeds from issuance of Series B preferred stock	—	14,907
Proceeds from Non-Redemption and PIPE Agreements	—	2,763
Related party proceeds from issuance of loan payable	200	—
Proceeds from simple agreements for future equity (SAFE)	—	2,760
Proceeds from issuance of term notes payable	—	1,250
Related party proceeds from issuance of term notes payable	—	2,000
Repayment of financing lease obligations	(63)	(53)
Repayment of convertible note payable	(1,500)	—
Repayment of term notes payable	(300)	—
Payment of debt issuance costs	(9)	—
Payment of financing costs	(1,052)	(1,496)
Net cash provided by financing activities	14,259	32,002
Effect of exchange rate changes on cash	(29)	13
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(52)	9,775
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	2,167	590
At end of the period	$2,115	$10,365
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$124	$34
Cash paid for income taxes	$10	$11
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock in lieu of cash for services	$311	$344
Issuance of common stock in lieu of cash for SEPA commitment fee	$81	$—
Issuance of warrants for deferred compensation settlement in connection with FLAG Merger	$158	$705
Issuance of common stock for legal settlement	150	—
Issuance of convertible note for legal settlement	$1,500	$—
Financing fees included in accounts payable and accrued liabilities	$289	$—
Discount on convertible note payable	$149	$—
Deemed dividend on warrants	$1,671	$—
Issuance of common stock per conversion of convertible note	$1,239	$—
Issuance of RSUs for liability settlement	$105	$—
Issuance of common stock with term notes as interest paid in kind and other	$—	$272
Assumed liabilities from FLAG Merger	$—	$(6,808)
Assumed warrant liability from FLAG Merger	$—	$(3,389)
Issuance of common stock as a result of the FLAG Merger	$—	$56,090
Forward purchase agreement derivative asset	$—	$4,520
Deferred financing fees in connection with FLAG Merger	$—	$(2,604)
Issuance of common stock upon conversion of convertible preferred stock	$—	$9,601
Issuance of SAFE in lieu of cash for services	$—	$166
Issuance of common stock for Calidi debt settlement in connection with FLAG Merger	$—	$2,234

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

The Company is a clinical stage immuno-oncology company that is developing proprietary allogeneic stem cell-based and enveloped platforms to potentiate and deliver oncolytic viruses (vaccinia virus and adenovirus) and potentially other molecules to cancer patients. The Company is developing a pipeline of off-the-shelf allogeneic cell product candidates that are designed to: (i) protect oncolytic viruses from complement inactivation and innate immune cell inactivation by the body’s immune system; (ii) support oncolytic viral amplification in the allogeneic cells, and (iii) modify the tumor microenvironment to facilitate tumor cell targeting and viral amplification at the tumor sites for an extended period of time, potentially leading to an improved cancer therapy. The Company’s most advanced product candidates are discussed below.

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

Reverse Stock Split

On July 10, 2024, the Company filed a First Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $117.6 million at September 30, 2024. During the nine months ended September 30, 2024, the Company used $14.3 million for operating activities. As of September 30, 2024, the Company had cash of $1.9 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, the Company will have the right to increase the commitment amount under the SEPA by an additional $25.0 million. See Note 11 and Note 12.

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

On July 26, 2024, the Board of Directors of the Company approved the Subscription Agreement dated July 28, 2024 (the “Subscription Agreement”) entered with an accredited investor (the “Investor”), a related-party. Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share; and (ii) warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.90, for an aggregate purchase price of $1.0 million.

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor (the “Investor”), a related-party, into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s shares of common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization.

On October 11, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Ladenburg”), under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. See Note 12.

On October 23, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers, (i) in a registered offering, 2,050,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” The closing of the Transactions took place on October 24, 2024. The gross proceeds from the Transactions were approximately $2.1 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024. See Note 12.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the SEC and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2023 in the Company’s Form 10-K, which was filed with the Commission on March 15, 2024.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada, and Redtail Biopharma, Inc. (“Redtail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting a part of the SNV1 clinical trials in Australia. Nova Cell’s primary operating activities will be expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Nova Cell will also serve as a technology service provider to develop innovative stem cell-based products, such as anti-aging creams and lotions. Redtail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and Redtail were incorporated in May 2024. Redtail has had no activity to date.

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

As the Board of Directors of the Company acknowledged a strategic investment by a related party investor into Nova Cell, the Company’s ownership interest decreased to 75% (see Note 1 and Note 8). Under the rules of determining whether an entity is a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidates Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company records net loss attributable to noncontrolling interest in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, was a special purpose vehicle entity that was solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for Calidi and had no other operations, whereby the historical level of equity in Calidi Cure was not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure was a VIE and the Company was the primary beneficiary. As such, the Company consolidated Calidi Cure into its unaudited condensed consolidated financial statements. Calidi Cure was dissolved on July 17, 2024, and was no longer in existence as of September 30, 2024.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash	$1,897	$1,949
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$2,115	$2,167

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

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the unaudited condensed consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities,” on the unaudited condensed consolidated statements of cash flows.

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

As of September 30, 2024 and December 31, 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the closing of the FLAG Merger. As of September 30, 2024, and December 31, 2023, the asset was revalued and estimated to have a fair value of $11,000 and $0.2 million, respectively, and was recorded as part of other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets. There can be no assurance that any proceeds from the Sellers will be made to the Company under the Forward Purchase Agreement.

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

For any debt financing in which the Company has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the consolidated statements of operations and are not deferred.

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

During the three and nine months ended September 30, 2024, the Company recognized approximately $0 and $0.2 million, respectively, in grant income in the accompanying unaudited condensed consolidated statement of operations. During the three and nine months ended September 30, 2023, the Company recognized approximately $0.7 million and $2.3 million, respectively, in grant income in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2024 and December 31, 2023, there were zero and $1.4 million, receivables, respectively, included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense. General and administrative expenses also include fees for legal, patent prosecution, legal settlements, consulting, charge off of deferred financing costs for aborted or terminated financing offerings, accounting and audit services as well as insurance, outside service providers, direct and allocated facility-related costs and depreciation and amortization.

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2024 and 2023, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

Stock-Based Compensation

The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any.

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally, and unless otherwise specified, the Company’s grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which Calidi reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, earnout shares, convertible notes, stock option awards, restricted stock units, and contingently issuable warrants were antidilutive.

For purposes of calculating basic and diluted net loss per share for the three and nine months ended September 30, 2024, the reported net loss was increased by approximately zero and $1.7 million, respectively, related to a deemed dividend resulting from the May Inducement Offer (see Note 1 and Note 8).

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023 because including them would have been antidilutive (in thousands):

	September 30,
	2024	2023 (1)
Warrants for common stock	7,349	1,341
Earnout shares	1,800	1,800
Convertible notes payable	1,664	—
Employee stock options	906	966
Restricted stock units	38	—
Contingently issuable warrant(2)	—	—
Total common stock equivalents	11,757	4,107

(1)	Retroactively restated for reverse recapitalization.

(2)	The contingently issuable warrants were not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$151	$—	$—	$151
Private warrants	—	25	—	25
Total warrant liabilities, at fair value	$151	$25	$—	$176

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	230	230
Total assets, at fair value	$218	$—	$230	$448
Liabilities:
Public Warrants	$575	$—	$—	$575
Private warrants	—	96	—	96
Total warrant liabilities, at fair value	$575	$96	$—	$671

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at July 1, 2024	$(20)	$484	$81
Change in fair value	9	(333)	(56)
Balance at September 30, 2024	$(11)	$151	$25

	Nine Months Ended September 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	219	(424)	(71)
Balance at September 30, 2024	$(11)	$151	$25

The following table presents the changes in fair value of valued instruments for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs, at fair value	Series B convertible preferred stock, at fair value(1)	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Placement Warrants, at fair value
Balance at July 1, 2023	$1,629	$34,517	7,632	—	—	—
Proceeds from issuance	—	—	19,347	—	—	—
Recognition of Forward Purchase Agreement Derivative Asset	—	—	—	(4,520)	—	—
Warrants liability assumed at the close of the FLAG Merger as of September 12, 2023	—	—	—	—	2,990	497
Change in fair value	397	(5,654)	(2,754)	3,230	(460)	(76)
Conversion into Common Stock	(2,026)	(28,863)	(24,225)	—	—	—
Balance at September 30, 2023	$—	$—	—	(1,290)	2,530	421

	Nine Months Ended September 30, 2023
	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs, at fair value	Series B convertible preferred stock, at fair value(1)	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Placement Warrants, at fair value
Balance at January 1, 2023	$1,152	$29,190	—	—	—	—
Proceeds from issuance	—	2,760	24,497	—	—	—
Recognition of Forward Purchase Agreement Derivative Asset	—	—	—	(4,520)	—	—
Warrants liability assumed at the close of the FLAG Merger as of September 12, 2023	—	—	—	—	2,990	497
Issuance of SAFE in lieu of cash for advisory services	—	166	—	—	—	—
Loss at inception	—	—	2,412	—	—	—
Change in fair value	874	(3,253)	(2,684)	3,230	(460)	(76)
Conversion into Common Stock	(2,026)	(28,863)	(24,225)	—	—	—
Balance at September 30, 2023	$—	$—	—	(1,290)	2,530	421

(1)	The loss at inception and the change in fair value of approximately $2.7 million from the issuance date to September 30, 2023, was recorded in Calidi’s unaudited condensed consolidated statements of operations within the change in fair value of debt and other liabilities - related party.

4. Selected Balance Sheet Components

Deferred Financing Costs

As of September 30, 2024 and December 31, 2023, there were approximately $0.1 million and $0, respectively, of deferred financing costs. These deferred financing costs consist primarily of fees related to the SEPA financing (see Note 1 and Note 11) and are included in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheet.

Accrued Expenses and Other Current Liabilities

As of September 30, 2024 and December 31, 2023, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation(1)	$1,681	$1,720
Accrued vendor and other expenses	1,382	3,712
Accrued expenses and other current liabilities	$3,063	$5,432

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 11).

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$101	$485
Prepaid insurance	7	284
CIRM receivable	—	1,360
Other	216	225
Prepaid expenses and other current assets	$324	$2,354

5. Machinery and Equipment, net

As of September 30, 2024 and December 31, 2023, machinery and equipment, net, was comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$2,282	$2,263
Accumulated depreciation	(1,300)	(993)
Machinery and equipment, net	$982	$1,270

Depreciation expense was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

6. Related Party Transactions

The Company has funded its operations to date primarily through private sales of convertible preferred stock, contingently convertible and convertible promissory notes, and common stock. These investments have included various related parties, including from AJC Capital and certain directors as further discussed below.

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	September 30, 2024	December 31, 2023
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	2,631	278
AJC Capital and relative of Officer A	Accounts payable and accrued expenses(2)	29	104
Relative of Officer A	Loan Payable(6)	217	—
Director D	Former President and Chief Operating Officer(3)	449	495
Director A	Advisory services included in accrued expenses(4)	18	18
AJC Capital	Lease guaranty(5)	181	167
Director A	Noncurrent term notes payable including accrued interest(1)	—	2,060
Director A	Other liabilities(8)	620	538
AJC Capital and Director A	Warrant Liability(7)	13	48

(1)	As of September 30, 2024, related party term notes payable amounts due to Directors A and E totaling $2.6 million, inclusive of principal amounts totaling $2.0 million and accrued interest amounts totaling $0.6 million, have been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. See Note 7 for further details.

(2)	Amounts owed to AJC Capital as of September 30, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses as of September 30, 2024.

(3)	On February 1, 2022, the Company appointed a current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng is entitled to a base annual salary of $0.5 million, a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual as of September 30, 2024 (see Note 11).

(4)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023.

(5)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(6)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, payable on January 19, 2025. The $0.2 million loan bears interest at 12%.

(7)	See Note 8 for disclosures around Warrants.

(8)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, payable on January 1, 2025. The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum.

7. Debt

The Company’s outstanding debt obligations as of September 30, 2024 and December 31, 2023, including related party components, are as follows (in thousands):

	September 30, 2024
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Convertible notes payable	$1,800	$—	$(128)	$101	$1,773
Term notes payable	2,200	—	—	673	2,873
Promissory note	600	—	—	22	622
Bridge loan payable	200	—	—	17	217
Total debt	$4,800	$—	$(128)	$813	$5,485
Less: current portion of long-term debt					(3,112)
Long-term debt, net of current portion					$2,373

	December 31, 2023
	Unpaid Balance	Fair Value Measurements	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,500	$—	$(21)	$388	$2,867
Total debt	$2,500	$—	$(21)	$388	$2,867
Less: current portion of long-term debt					(807)
Long-term debt, net of current portion					$2,060

Scheduled maturities of outstanding debt, net of discounts as of September 30, 2024 are as follows (in thousands):

Year Ending December 31:
2024 (October — December)	$—
2025	2,400
2026	—
2027	600
2028 and thereafter	1,800
Plus: accrued interest	813
Less: Discount	(128)
Total debt	$5,485

The following discussion includes a description of the Company’s outstanding debt as of September 30, 2024 and December 31, 2023. The weighted average interest rate related to the Company’s outstanding debt was approximately 12.8% and 15.1% as of September 30, 2024 and December 31, 2023, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $0.6 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, which is reported within other income and expense, net, in the unaudited condensed consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions.

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

As of September 30, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 14% and 24% per annum, respectively, and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively.

2022 Term Notes Payable

In November and December 2022, the Company issued $1.5 million of secured term notes payable (the “2022 Term Notes”) to investors, including to related parties (see Note 6).

On September 12, 2023, with regard to the 2022 Term Notes, approximately $0.5 million of principal plus accrued interest was amended, extending maturity of the notes to dates ranging from November 2023 to January 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders. For the term notes that were amended, all to related parties, $0.2 million of principal was extended to mature on November 1, 2023, $0.2 million of principal was extended to mature on March 1, 2024, and in February 2024 further extended to mature on May 1, 2024, and $0.2 million of principal was extended to mature on January 1, 2025. The debt amendments occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting. For the term loans that were settled with shares of common stock, the debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting.

On October 3 and November 8, 2023, the Company settled in cash $0.1 million and $0.2 million, respectively, of the principal of 2022 Term Notes plus accrued interest. Said term notes payable were no longer outstanding as of the settlement dates.

On March 1, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to May 1, 2024. The amended 2022 Term Note will accrue interest at 16% per annum commencing on March 1, 2024. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

On April 12, 2024, the maturity date of $0.2 million of the 2022 Term Note was extended to January 1, 2025. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

The interest rate of 24% per annum on the 2022 Term Notes for a total principal of $0.2 million was amended on August 12, 2024, to 14% per annum.

As of September 30, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 14% and 24% per annum for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of September 30, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

2023 Term Notes Payable

From January through September 2023, the Company issued $3.3 million of secured term notes payable (the “2023 Term Notes”) to investors, including to related parties (see Note 6).

On September 12, 2023, approximately $1.2 million of principal plus accrued interest was amended, extending maturity of the notes to January 1, 2025. Further, approximately $1.0 million of principal, excluding accrued interest, was settled with shares of common stock issued to the noteholders. For the term notes that were amended, all which were extended to January 1, 2025 by the holder, a related party, the Company agreed to accrue an interest rate of 24% per annum payable with principal at maturity. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting. For the term loans that were settled with shares of common stock, the settlement resulted in the issuance of 19,735 shares of common stock with a fair value of $1.1 million. The debt settlement occurred near or at the stated maturity and resulted in the application of extinguishment accounting.

On October 3, 2023, the Company settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

On April 12, 2024, the maturity date of $0.3 million of the 2023 Term Note was extended to January 1, 2025. Approximately $0.2 million of the amended 2023 Term Note will accrue interest at 18% per annum commencing on April 12, 2024, while the interest rate of the other $0.1 million of the amended 2023 Term Note will remain unchanged. All other terms and conditions remained substantially unchanged. The debt amendment occurred close to or upon the stated maturity date and resulted in the application of extinguishment accounting. The carrying value of the original notes equals the fair value at extinguishment date, which resulted in no gain or loss recorded in the unaudited condensed consolidated statement of operations.

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

As of September 30, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 14% and 24% per annum for a total principal of $1.1 million, 18% and 14% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of September 30, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.8 million and $1.9 million, respectively.

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company issued an aggregate of 893 shares of restricted common stock to the Lender.

As of September 30, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

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

Convertible Promissory Notes and Unasserted Claim Settlement

On March 8, 2024, the Company entered into settlement agreement (“Settlement Agreement”) with an investor who previously enter into a series of related agreements including (i) an agreement with Calidi Cure to fund the purchase of Calidi Series B Preferred Stock; (ii) a Non-Redemption Agreement with the Company; (iii) an OTC Equity Prepaid Forward Purchase Agreement with the Company; and (iv) a Subscription Agreement with the Company (items (i) through (iv) collectively “the Supplemental Funding Agreements”) for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination agreement between First Light Acquisition Group, Inc., and Calidi Biotherapeutics, Inc., a Nevada corporation among others. Pursuant to the Settlement Agreement, (i) the investor purchased a $2.0 million convertible note from the Company for cash and (ii) the Company issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements. The $2.0 million convertible note and $1.5 million convertible note are collectively herein referred to as the “Convertible Notes”. The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering the Company’s common stock underlying the Convertible Notes, the Company may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes provide the Investor a right to convert in whole or in part , the Principal Amount (as defined in the Convertible Notes) and accrued interest earned thereon into shares of the Company’s common stock at an initial note conversion price equal to 94.0% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes, subject to a reset note conversion price equal to 94.0% of 10-day VWAP ending on the one hundred and eightieth (180th) day from the issuance of the Convertible Notes. On September 4, 2024, the exercise price was reset to $1.14. In the event the Company completes a financing (i) of at least $8.0 million in an offering registered with the SEC; or (ii) of at least $2.0 million with a non-affiliated purchaser at an effective price of at least 150.0% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

On April 14, 2024, the $1.5 million convertible note agreement was amended to include a mandatory prepayment of the entire convertible note upon the closing of a public offering of the Company’s securities registered with the Securities and Exchange Commission in which Holder participates in an amount equal to the principal amount of the convertible note. All other terms and conditions remained substantially unchanged. As no concession was granted as part of the amendment and the present value of the cash flows under the new debt instrument did not differ from the present value of the remaining cash flows under the terms of the original debt instrument, it was determined that the debt was not substantially different which resulted in modification accounting. The carrying value of the original notes equaled the fair value at modification date, which resulted in no adjustment to the debt’s carrying value.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note. As of that date, the convertible note was no longer outstanding.

On September 27, 2024, principal of $0.2 million and accrued interest of $11,000 of the $2.0 million convertible note was converted into 184,810 shares of common stock. As of September 30, 2024, $1.8 million of the convertible note remained outstanding.

From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of the Company’s existing $2.0 million convertible note was converted into 1,679,045 shares of common stock. Upon completion of the conversions, the convertible note was no longer outstanding.

Promissory Note Loan Agreement

On July 1, 2024, the Company entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 which was issued to the Lender by the Company (the “Promissory Note”).

The Promissory Note bears a simple interest rate at 15.0% per annum and matures on the third calendar year from the Payment Date (the “Maturity Date”) unless due earlier due to an event of a default under the terms of the Promissory Note. The Company agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date. As of September 30, 2024, the total carrying value of the promissory note, including accrued interest, was $0.6 million.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Deficit

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023, as amended (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock outstanding.

Convertible Preferred Stock

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to common stock pursuant to the conversion provisions and were no longer outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

Pursuant to the First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of September 30, 2024 and December 31, 2023, there were 9,310,522 and 3,552,223 shares of common stock issued and outstanding, respectively, and 1,800,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid to common stockholders. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the nine months ended September 30, 2024, the Company issued 125,847 shares of common stock in lieu of cash for certain services (see Note 11), 13,875 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement (see Note 11), 1,581 shares of common stock issued to a stockholder as a result of the FLAG Merger (see Note 1), 1,323,250 shares of common stock shares issued in connection with the Company’s April Offering (see Note 1), 441,696 shares of common stock pursuant to Convertible Notes conversion (see Note 7), 1,069,800 shares of common stock issued in connection with the Company’s May Inducement Offer (see Note 1), 1,787,500 shares of common stock from exercises of warrants (see Note 8), 196,500 shares of common stock from exercises of pre-funded warrants (see Note 8), 20,000 shares of common stock issued for a legal settlement (see Note 11), 79,438 shares of common stock for reverse stock split fractional shares (see Note 1), and 698,812 shares of common stock issued pursuant to a subscription agreement entered into with a related-party (see Note 11).

During the nine months ended September 30, 2023, Calidi issued 718,574 shares of common stock in connection with the conversion of convertible preferred stock (see above), 4,282 shares of common stock with term notes as interest paid in kind and other, 155 shares of common stock in lieu of cash per legal settlement agreement, 19,773 shares of common stock from exercises of stock options, 38,782 shares of common stock for Calidi debt settlement in connection with the FLAG Merger, 4,683 shares of common stock for Calidi deferred compensation settlement in connection with the FLAG Merger, 130,682 shares of common stock issued to Non-Redemption and PIPE Agreement Investor in connection with FLAG Merger, 100,000 shares of common stock under the Forward Purchase Agreement in connection with FLAG Merger, and 1,668,339 shares of common stock issued to Calidi stockholders as result of FLAG Merger.

As of September 30, 2024 and December 31, 2023, common stock reserved for future issuance consisted of the following:

	September 30, 2024	December 31, 2023
Common stock warrants outstanding	7,348,765	1,341,216
Common stock options issued and outstanding	906,122	787,087
Restricted stock units vested and unreleased	38,455	4,022
Shares available for future issuance under the 2023 Equity Incentive Plan	121,305	360,459
Shares reserved under the 2023 Employee Stock Purchase Plan	393,781	393,781
	8,808,428	2,886,565

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

Subscription Agreement

On July 26, 2024, the Board of Directors of the Company approved a Subscription Agreement dated July 28, 2024 entered with an accredited investor, a related-party (see Note 1). Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share; and (ii) warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.90, for an aggregate purchase price of $1.0 million.

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s shares of common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization.

Warrants

As of September 30, 2024 and December 31, 2023, the Company had outstanding warrants to purchase 7,348,765 shares of Common Stock, consisting of the following:

	September 30, 2024	December 31, 2023
Private Warrants to purchase Common Stock	791,217	191,217
Public Warrants to purchase Common Stock	1,150,000	1,150,000
Warrants to purchase Restricted Shares	40,000	—
Placement Agent Warrants to purchase Common Stock	129,478	—
Series A Warrants to purchase Common Stock	1,401,635	—
Series B Warrants to purchase Common Stock	1,134,335	—
Series B-1 Warrants to purchase Common Stock	567,300	—
Series C-1 Warrants to purchase Common Stock	1,065,000	—
Series D Warrants to purchase Common Stock	1,069,800	—
	7,348,765	1,341,217

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

On July 26, 2024, pursuant to a subscription agreement entered into with an accredited investor, a related-party (see Note 11), the Company sold to the investor warrants to purchase 600,000 shares of the Company’s common stock, which (i) have an exercise price equal to $1.90 per share; and (ii) are exercisable for 3 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of September 30, 2024 and December 31, 2023, Private Warrants to purchase 791,217 and 191,217 shares of Common Stock, respectively, remained outstanding.

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

As of September 30, 2024 and December 31, 2023, Public Warrants to purchase 1,150,000 shares of Common Stock remained outstanding.

Warrants to Purchase Restricted Shares

On February 21, 2024, in connection with a settlement agreement (see Note 11), the Company issued additional warrants to purchase 40,000 Restricted Shares which (i) have an exercise price equal to $13.20 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of September 30, 2024, warrants to purchase 40,000 Restricted Shares remained outstanding. There were no such warrants as of December 31, 2023.

Placement Agent Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued to the placement agent warrants to purchase up to 75,988 shares of Common Stock, which (i) have an exercise price equal to $6.60 per share; and ( ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued to the placement agent warrants to purchase up to 53,490 shares of Common Stock, which (i) have an exercise price equal to $3.75 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of September 30, 2024, all placement agent warrants to purchase a total of 129,478 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series A warrants was reset to $1.52 per share, effective July 22, 2024.

During the three months ended September 30, 2024, Series A warrants to purchase 375,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.6 million.

As of September 30, 2024, Series A warrants to purchase 1,401,635 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series B warrants was reset to $1.52 per share, effective July 22, 2024.

During the three months ended September 30, 2024, Series B warrants to purchase 375,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.6 million.

As of September 30, 2024, Series B warrants to purchase 1,134,335 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series C warrants was reset to $1.52 per share, effective July 22, 2024.

During the three months ended September 30, 2024, Series C warrants to purchase 637,500 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $1.0 million. 336,635 Series C warrants expired on August 18, 2024.

As of September 30, 2024 no Series C warrants remained outstanding. There were no such warrants as of December 31, 2023.

Series B-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series B-1 warrants to purchase 267,300 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series B-1 warrants was reset to $1.52 per share, effective July 22, 2024.

During the three months ended September 30, 2024, pursuant to the terms of the Series B Warrants, the Company issued Series B-1 warrants to purchase 375,000 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

During the three months ended September 30, 2024, Series B-1 warrants to purchase 75,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.1 million.

As of September 30, 2024, Series B-1 warrants to purchase 567,300 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series C-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series C-1 warrants to purchase 802,500 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series C-1 warrants to purchase 50,000 shares of common stock were subsequently exercised at an exercise price of $2.00 per share. Pursuant to the issuance of common stock per the Series C-1warrant exercises, the Company received gross proceeds of approximately $0.1 million.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

During the three months ended September 30, 2024, pursuant to the terms of the Series C Warrants, the Company issued Series C-1 warrants to purchase 637,500 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

During the three months ended September 30, 2024, Series C-1 warrants to purchase 325,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.5 million.

As of September 30, 2024, Series C-1 warrants to purchase 1,065,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series D warrants was reset to $1.52 per share, effective July 22, 2024.

As of September 30, 2024, Series D warrants to purchase 1,069,800 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

The following table summarizes the Company’s aggregate warrant activity for the nine months ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	1,341,217	$115.00	4.72
Issued	40,000
Exercised	—
Cancelled	—
Outstanding at March 31, 2024	1,381,217	$112.10	4.47
Issued	7,598,983
Exercised	(1,119,800)
Cancelled	—
Outstanding at June 30, 2024	7,860,400	$23.70	3.46
Issued	1,612,500
Exercised	(1,787,500)
Cancelled	(336,635)
Outstanding at September 30, 2024	7,348,765	$22.39	3.81

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

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 2,000,000 (pre-Business Combination) equity awards, which was increased to up to 2,550,000 (pre-Business Combination) in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of September 30, 2024, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

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

On September 12, 2023, upon closing of the FLAG Merger, the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.04. The mechanism   of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

On July 15, 2024, the Company effected a 1-for-10 Reverse Stock Split. As a result, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split.

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were no shares issued under the 2023 ESPP during the three and nine months ended September 30, 2024.

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

Option awards activity

A summary of the option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	787	$25.80	5.82	$3
Options granted	209	1.90
Options exercised	—	—
Options forfeited or cancelled	(90)	42.03
Outstanding at September 30, 2024	906	$18.90	5.99	$4
Exercisable at September 30, 2024	659	$19.94	4.79	$—

Restricted stock units

A summary of the restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	4	$18.00
Granted	34	$3.04
Vested and released	—	$—
Balance at September 30, 2024	38	$4.61
Vested and unreleased	38	$4.61
Outstanding at September 30, 2024	38	$4.61

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$182	$242	$588	$838
General and administrative	509	867	1,743	2,785
Total stock-based compensation expense	$691	$1,109	$2,331	$3,623

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $92.70 per share to the then current fair value of $71.10 per share pursuant to an updated valuation report. The three and nine months ended September 30, 2024 include a noncash compensation charge of approximately $17,000 and $56,000, respectively, in connection with this repricing. The three and nine months ended September 30, 2023 include a noncash compensation charge of approximately $31,000 and $0.2 million, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of September 30, 2024, the total unamortized stock-based compensation expense related to stock options was approximately $3.3 million expected to be amortized over an estimated weighted average life of 0.9 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended September 30, 2024 and 2023 was $0.80 and $6.63 per share, respectively, and during the nine months ended September 30, 2024 and 2023 was $1.46 and $5.36 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	86.26%	84.97%	85.62%	89.23%
Risk-free interest rate	3.68%	3.92%	4.23%	3.74%
Expected option life (in years)	5.37	5.50	5.69	5.92
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

Operating lease expense recognized during the three months ended September 30, 2024 and 2023 was approximately $0.3 million and $0.4 million, respectively, and during the nine months ended September 30, 2024 and 2023 was approximately $1.1 million and $1.3 million, respectively.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Nine months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$1,068	$1,325
Operating cash flows from financing leases	23	13
Financing cash flows from financing leases	63	53
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$—	$4,735

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	September 30,
	2024	2023
Operating leases
Right-of-use assets, net	$3,237	$4,331
Right-of-use lease liabilities, current	$1,163	$994
Right-of-use lease liabilities, noncurrent	2,161	3,229
Total operating lease liabilities	$3,324	$4,293
Financing Leases
Machinery and equipment, gross	$610	$414
Accumulated depreciation	(326)	(223)
Machinery and equipment, net	$284	$191
Current liabilities	$69	$62
Noncurrent liabilities	166	96
Total financing lease liabilities	$235	$158
Weighted average remaining lease term
Operating leases	2.4 years	3.4 years
Financing leases	3.4 years	2.9 years
Weighted average discount rate
Operating leases	11.73%	11.78%
Financing leases	11.98%	8.44%

The following table presents future minimum lease commitments as of September 30, 2024 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2024 (October – December)	$345	$25
2025	1,426	91
2026	1,509	88
2027	526	51
2028	16	34
2029 and thereafter	—	—
Total minimum lease payments	3,822	289
Less: amounts representing interest	(498)	(54)
Present value of net minimum lease payments	$3,324	$235

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

On December 6, 2022, Calidi and the Physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the Physicians 5,000 shares of Calidi common stock valued at $38.60 per share and 10,000 options to purchase common stock at an exercise price of $38.60 per share in full settlement of the claims. As of December 31, 2022, the Company estimated this offer of settlement to be valued at approximately $0.2 million and all settleable in noncash consideration, which was rejected. At the mediation, the Physicians were demanding 0.1 million options to purchase common stock at $2.50 per share, 0.1 million options to purchase common stock at $38.60 per share, plus 25,000 shares of common stock, which amounts to an aggregate claims value of approximately $5.0 million as of December 31, 2022. The mediation was terminated without settlement and the Company went to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, the Company initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, the Company has moved for a judgment on the pleadings to be heard in January 2024.

On February 5, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with the dispute outlined above.

Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 20,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 40,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement. As of September 30, 2024, the Company had settled all outstanding amounts of the settlement.

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

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note (See Note 7). On September 27, 2024, $0.2 million and accrued interest of $11,000 of the $2.0 million convertible note was converted into 184,810 shares of common stock (See Note 7). As of September 30, 2024, $1.8 million of the convertible note remained outstanding.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of September 30, 2024 and December 31, 2023, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and other supplier contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $7.1 million in aggregate commitments, of which 2.4 million are denominated in Australian dollars (approximately $1.7 million) and 0.8 million are denominated in Euros (approximately $0.8 million) as of September 30, 2024, and approximately $7.3 million in aggregate commitments, of which 2.9 million are denominated in Australian dollars (approximately $2.0 million) and 0.8 million are denominated in Euros (approximately $0.9 million) as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had incurred approximately $6.8 million and $6.1 million, respectively, under these various agreements.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2024 and December 31, 2023.

Separation Agreement with Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date. In June 2024, the Company made a payment of $50,000 and executed an Amendment to extend the due date to January 2025. As of September 30, 2024, the lump sum payment and accrued interest of $0.4 million is included in related party accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets.

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

Standby Equity Purchase Agreement

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. The maximum advance under the SEPA is the lower of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an advance notice, or (ii) 500,000 shares. For the SEPA to be utilized, the shares underlying the agreement need to be registered pursuant to a registration statement filed with the SEC. As of September 30, 2024, the Company had not registered the shares underlying the SEPA and had not issued any shares under the SEPA.

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

Subscription Agreement

In recognition of a Subscription Agreement entered into with a related party investor on July 26, 2024 (see Note 1), the Board has approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to the Company’s Scientific and Medical Advisory Board (“SMAB”). This appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024 (“Consulting Agreement”). As part of the Consulting Agreement, the Investor will be awarded 5,000 stock options, with a standard four-year vesting period.

Assignment of Intellectual Property to Nova Cell

In conjunction with a strategic investment by a related party investor on July 26, 2024 (see Note 1), the Board has approved the assignment of certain intellectual property rights to Nova Cell, pursuant to an Intellectual Property Assignment Agreement dated July 28, 2024.

12. Subsequent Events

Employee Benefit Plans Securities Registration Statement

On October 1, 2024, the Company filed a Registration Statement on Form S-8, which includes a Reoffer Prospectus which may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the shares issuable to the holders pursuant to awards granted by the Company under the Calidi Equity Plans (see Note 9). The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

Shelf Registration Statement

On October 1, 2024, as amended on October 7, 2024, the Company filed a Form S-3 shelf registration statement under the Securities Act of 1933, which was declared effective by the SEC on October 10, 2024, providing for the public offer and sale of up to $25.0 million of the Company’s shares of Common Stock.

At the Market Offering Agreement

On October 11, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Ladenburg”), under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

The Company will pay Ladenburg a cash commission of 3.0% of the aggregate gross sales proceeds of shares sold through Ladenburg under the Sales Agreement. The Company also agreed to reimburse Ladenburg for certain specified expenses, including the fees and disbursements of its counsel, in an amount not to exceed $50,000, in addition to certain ongoing disbursements of its legal counsel up to $7,500 in connection with diligence bring downs.

Under the terms of the Sales Agreement, the Company may also sell shares to Ladenburg as principal for its own account at prices agreed upon at the time of sale. If the Company sells shares to Ladenburg as principal, it will enter into a separate terms agreement with Ladenburg in substantially the form attached to the Sales Agreement.

The Company is not obligated to sell any shares under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement may be terminated by either the Company or Ladenburg, as permitted therein.

Delisting of Public Warrants

On October 17, 2024, the Company received notice from the NYSE that the Company’s public warrants to purchase common stock are no longer suitable for listing pursuant to Section 1001 of the NYSE American Company Guide due to the low trading price of such public warrants, and that the NYSE Regulation has determined to commence proceedings to delist the public warrants.

The public warrants may be traded on the OTC Pink Marketplace under the symbol CLDWW.

Convertible Promissory Note

From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of the Company’s existing $2.0 million convertible note (see Note 7) was converted into 1,679,045 shares of common stock. Upon completion of the conversions, the convertible note was no longer outstanding.

Securities Purchase Agreement

On October 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers, (i) in a registered offering, 2,050,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

The Series E Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of one (1) year from the initial exercise date and have an exercise price of $1.13 per share of Common Stock, and the Series F Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of five (5) years from the initial exercise date and have an exercise price of $1.13 per share of Common Stock. The Common Warrants may be exercisable via “cashless exercise” in certain circumstances.

The closing of the Transactions took place on October 24, 2024. The gross proceeds from the Transactions were approximately $2.1 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants (as defined below).

The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the Securities Exchange Commission on October 10, 2024.

The Common Warrants and the Common Warrant Shares were issued in a concurrent private placement and without registration under the Securities Act of 1933, as amended (the “Securities Act”), and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

Pursuant to the terms of the Purchase Agreement, and subject to certain exceptions as set forth therein, until thirty (30) days following the closing of the Transactions, the Company has agreed not to issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents. The Company has further agreed not to enter into an agreement involving a variable rate transaction until six (6) months following the closing of the Transactions, provided however that the prohibition on “at-the-market offerings” and the issuance of common stock pursuant to an equity line of credit shall expire on the six-month anniversary of the closing date of this offering. In addition, each of the Company and the Company’s directors and executive officers have entered into lock-up agreements pursuant to which each of them has agreed not to, for a period of thirty (30) days and ninety (90) days, respectively, from the closing of the Transactions, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

On October 23, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc., as the placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable “best efforts” basis, in connection with the Transactions. The Company agreed to pay the Placement Agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the Transactions, a 1% management fee of the gross proceeds and reimburse certain out-of-pocket expenses. As additional compensation to the Placement Agent, in connection with the Transactions, the Company issued to the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 102,500 shares of Common Stock (the “Placement Agent Warrant Shares”), equal to 5% of the aggregate number of shares of Common Stock sold in the registered direct offering, at an exercise price per share equal to $1.25, which is equal to 125% of the offering price of the Shares. The Placement Agent Warrants are exercisable six (6) months from the date of issuance and expire on the five-year anniversary of Initial Exercise Date (as defined in the Placement Agent Warrant). The Placement Agent Warrant may be exercisable via “cashless exercise” in certain circumstances. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. Subject to funding, Northwestern University anticipates to commence a Phase 1b clinical trial during the first quarter of 2025. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private sales of common stock, convertible preferred stock, contingently convertible and convertible promissory notes, term loans, lines of credit, and Simple Agreements for Future Equity (“SAFE”). These investments have included and have been made by various related parties, including our largest investor and Chief Executive Officer and Chairman of the Board of Directors.

Since inception, we have incurred significant operating losses. Our net loss was $5.1 million and $18.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $117.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2024. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity and the Closing of the FLAG Merger, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

The FLAG Merger and Related Transactions

On September 12, 2023, FLAG consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi pursuant to the Agreement and Plan of Merger, as amended, dated as of January 9, 2023. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi, with Calidi surviving such merger as a wholly-owned subsidiary of FLAG. Historical common share amounts of Calidi have been retroactively restated based on the conversion ratio of approximately 0.04  (the “Conversion Ratio”). Following the consummation of the business combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

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

As additional consideration, each Calidi stockholder was entitled to earn, on a pro rata basis, up to 1,800,000 Escalation Shares. During the Escalation Period, Calidi Stockholders may be entitled to receive up to 1,800,000 Escalation Shares with incremental releases of 450,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $120.00, $140.00, $160.00, and $180.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares have been placed in escrow and are outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, recruiting costs and costs for consultants utilized to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. We also anticipate continued expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income or Expenses, Net

Other income or expenses, net, primarily includes the changes in fair value of debt instruments, warrants, and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of debt, other liabilities, and derivatives, and change in fair value of debt, other liabilities, and derivatives – related party, included as a component of other income or expenses, net, in the unaudited condensed consolidated statements of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(2,153)	$(3,251)	$1,098	(34)%
General and administrative	(3,073)	(3,970)	897	(23)%
Total operating expenses	(5,226)	(7,221)	1,995	(28)%
Loss from operations	(5,226)	(7,221)	1,995	(28)%
Other income (expense), net
Total other income (expenses), net	156	5,208	(5,052)	(97)%
Loss before income taxes	(5,070)	(2,013)	(3,057)	152)%
Income tax provision	1	(11)	12	(109)%
Net loss	$(5,069)	$(2,024)	$(3,045)	150%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 and 2023 were $2.2 million and $3.3 million, respectively. The decrease of $1.1 million was primarily attributable to a decrease in drug manufacturing of $0.9 million, lab supplies of $0.1 million, and salaries and benefits of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $3.1 million and $4.0 million, respectively. The decrease of $0.9 million was primarily due to decreases in salaries and benefits of $1.0 million, outside services and consulting costs of $0.3 million, and travel and entertainment expenses of $0.1 million, partially offset by increases in insurance costs of $0.4 million, and office expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2024 and 2023 were $0.2 million and $5.2 million of net other income, respectively. The decrease of $5.0 million primarily relates to the net change in fair value in Simple Agreement for Future Equity (SAFEs), Forward Purchase Agreement derivative asset, private warrants, and Contingently Convertible and Convertible Notes Payable of $4.9 million, and a decrease in CIRM grant income of $0.7 million, partially offset by a decrease in debt extinguishment losses of $0.5 million and interest expenses to related parties of $0.1 million.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(7,063)	$(9,050)	$1,987	(22)%
General and administrative	(10,687)	(10,122)	(565)	6%
Total operating expenses	(17,750)	(19,172)	1,422	(7)%
Loss from operations	(17,750)	(19,172)	1,422	(7)%
Other income (expense), net
Total other income (expenses), net	(300)	(1,796)	1,496	(83)%
Loss before income taxes	(18,050)	(20,968)	2,918	(14)%
Income tax provision	(11)	(19)	8	(42)%
Net loss	$(18,061)	$(20,987)	$2,926	(14)%

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $7.1 million and $9.1 million, respectively. The decrease of $2.0 million was primarily attributable to a decrease in drug manufacturing of $1.1 million, pre-clinical studies of $0.7 million, and lab supplies of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $10.7 million and $10.1 million, respectively. The increase of $0.6 million was primarily due to increases in insurance costs for directors and officers of $1.1 million, legal fees of $1.0 million, accounting, marketing and advertising of $0.3 million, office expenses of $0.2 million, and consulting, audit, and tax fees of $0.2 million, partially offset by a decrease in salaries and benefits of $2.0 million and travel expenses of $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2024 and 2023 were $0.3 million and $1.8 million of net other expenses, respectively. The decrease of $1.5 million primarily relates to the decrease in other expenses related to Series B Convertible Preferred Stock financing costs of $2.7 million, debt extinguishment losses of $0.5 million, the net change in fair value in Simple Agreement for Future Equity (SAFEs), Forward Purchase Agreement derivative asset, private warrants, and Contingently Convertible and Convertible Notes Payable of $0.3 million, and interest expenses to related parties of $0.1 million, partially offset by a decrease in grant income from the CIRM of $2.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through sales of common stock, convertible preferred stock, contingently convertible and convertible promissory notes, term loans, lines of credit, and SAFEs. These investments have also been made by and included various related parties, including our largest investor and Chief Executive Officer and Chairman of the Board of Directors.

As of September 30, 2024, we had a cash balance of $1.9 million and restricted cash of $0.2 million. Our debt and liability obligations as of September 30, 2024 include $7.3 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $3.3 million in operating lease liabilities, $2.9 million in term notes payable, including related party amounts, $1.8 million in convertible notes payable, $0.6 million in promissory notes, $0.2 million in related party bridge loans payable, $0.2 million in finance lease liabilities, and $0.2 million in warrant liabilities, including related party amounts.

Reverse Stock Split

On July 10, 2024, we filed a First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of Calidi’s common stock, par value $0.0001 per share, effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding our Common Stock was automatically combined into one issued and outstanding share of our Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under our Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split.

On April 18, 2024, we closed on a public offering of securities pursuant to that certain securities purchase agreement dated April 16, 2024 entered into by and among Calidi and certain purchasers (the “April Public Offering”). In connection with the April public offering, Calidi sold an aggregate of 1,323,250 Common Stock Units and 196,500 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $4.00 per Common Stock Unit or PFW Unit for aggregate gross proceeds of approximately $6.1 million before deducting placement agent fees and offering expenses payable by Calidi. The securities offered and sold in the public offering were registered pursuant to registration statement on Form S-1, as amended, filed with the SEC and declared effective on April 15, 2024.

Warrant Inducement

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

Subscription Agreements

On July 26, 2024, the Board of Calidi approved the Subscription Agreement dated July 28, 2024 entered with an accredited investor, a related-party. Pursuant to the Agreement, we sold to the Investor and the investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share; and (ii) warrants to purchase 600,000 shares of the Calidi’s common stock at an exercise price of $1.90, for an aggregate purchase price of $1.0 million.

Strategic Investment into Nova Cell

On July 26, 2024, the Board and the Audit Committee of Calidi’s Board approved a strategic investment of approximately $2.0 million by the investor, a related-party, into Nova Cell, in exchange for the issuance of 7,500,000 shares of Nova Cell’s shares of common stock to the investor, representing 25% of Nova Cell’s current fully-diluted capitalization.

2024 Bridge Loan

On January 19, 2024, Calidi received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, Calidi issued an aggregate of 893 shares of restricted common stock to the Lender.

As of September 30, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million.

Convertible Promissory Notes

On January 26, 2024, Calidi entered into a convertible promissory note purchase agreement (the “2024 Purchase Agreement”) with an accredited investor for a loan in the principal amount of $1.0 million (the “2024 Convertible Note Loan”). In connection with the Convertible Note Loan, Calidi issued a one-year convertible promissory note evidencing the aggregate principal amount of $1.0 million under the Loan, which accrues at a 12.0% simple interest rate per annum (the “2024 Convertible Note”).

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

On April 18, 2024, pursuant to the April Public Offering, Calidi’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into shares of Common Stock Unit shares, with terms identical to those sold in the April Public Offering. As of that date, the convertible note was no longer outstanding.

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

From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of the Company’s existing $2.0 million convertible note (see Note 7) was converted into 1,679,045 shares of common stock. Upon completion of the conversions, the convertible note was no longer outstanding.

2021 Term Notes Payable

As of September 30, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 14% and 24%, respectively and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively.

2022 Term Notes Payable

As of September 30, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 14% and 24% per annum, respectively, for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of September 30, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million.

2023 Term Notes Payable

As of September 30, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 14% and 24% per annum, respectively, for a total principal of $1.1 million, 18% and 14% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of September 30, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.8 million and $1.9 million, respectively.

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

Financing Transactions Subsequent to September 30, 2024

At the Market Offering Agreement

On October 11, 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Ladenburg”), under which we may, from time to time, in our sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of Calidi’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from Calidi (including any price or size limits or other customary parameters or conditions Calidi may impose).

Under the terms of the Sales Agreement, we may also sell shares to Ladenburg as principal for our own account at prices agreed upon at the time of sale. If we sell shares to Ladenburg as principal, we will enter into a separate terms agreement with Ladenburg in substantially the form attached to the Sales Agreement.

We are not obligated to sell any shares under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement may be terminated by either Calidi or Ladenburg, as permitted therein.

Securities Purchase Agreement

On October 23, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to issue to the Purchasers, (i) in a registered offering, 2,050,000 shares of Calidi’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

The Series E Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of one (1) year from the initial exercise date and have an exercise price of $1.13 per share of Common Stock, and the Series F Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of five (5) years from the initial exercise date and have an exercise price of $1.13 per share of Common Stock. The Common Warrants may be exercisable via “cashless exercise” in certain circumstances.

The closing of the Transactions took place on October 24, 2024. The gross proceeds from the Transactions were approximately $2.1 million, before deducting placement agent fees and other offering expenses payable by Calidi and excluding the net proceeds, if any, from the exercise of the Common Warrants or Placement Agent Warrants (as defined below).

The shares were offered by Calidi pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the Securities Exchange Commission on October 10, 2024.

The Common Warrants and the Common Warrant Shares were issued in a concurrent private placement and without registration under the Securities Act of 1933, as amended (the “Securities Act”), and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

Pursuant to the terms of the Purchase Agreement, and subject to certain exceptions as set forth therein, until thirty (30) days following the closing of the Transactions, we have agreed not to issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents. We further agreed not to enter into an agreement involving a variable rate transaction until six (6) months following the closing of the Transactions, provided however that the prohibition on “at-the-market offerings” and the issuance of common stock pursuant to an equity line of credit shall expire on the six-month anniversary of the closing date of this offering. In addition, each of Calidi’s directors and executive officers have entered into lock-up agreements pursuant to which each of them has agreed not to, for a period of thirty (30) days and ninety (90) days, respectively, from the closing of the Transactions, offer, sell, transfer or otherwise dispose of Calidi’s securities, subject to certain exceptions.

On October 23, 2024, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc., as the placement agent (the “Placement Agent”), pursuant to which the Placement Agent agreed to act on a reasonable “best efforts” basis, in connection with the Transactions. We agreed to pay the Placement Agent an aggregate cash fee of 8.0% of the gross proceeds from the sale of securities in the Transactions, a 1% management fee of the gross proceeds and reimburse certain out-of-pocket expenses. As additional compensation to the Placement Agent, in connection with the Transactions, we issued to the Placement Agent (or its designees) a warrant (the “Placement Agent Warrant”) to purchase an aggregate of 102,500 shares of Common Stock (the “Placement Agent Warrant Shares”), equal to 5% of the aggregate number of shares of Common Stock sold in the registered direct offering, at an exercise price per share equal to $1.25, which is equal to 125% of the offering price of the Shares. The Placement Agent Warrants are exercisable six (6) months from the date of issuance and expire on the five-year anniversary of Initial Exercise Date (as defined in the Placement Agent Warrant). The Placement Agent Warrant may be exercisable via “cashless exercise” in certain circumstances. The Placement Agent Warrants have substantially the same terms as the Common Warrants described above.

Please see Note 12 to our unaudited condensed consolidated financial statements for financing activities and changes in our debt and liability obligations that affected our liquidity subsequent to September 30, 2024.

Public and Private warrants

In connection with the closing of the FLAG Merger on September 12, 2023, Calidi assumed 1,150,000 public warrants (“Public Warrants”) to purchase common stock with an exercise price of $115.00 per share. The Public Warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of Calidi ‘s common stock. Calidi may redeem the outstanding Public Warrants for $0.01 per warrant, if the reported last sale price of the common stock equals or exceeds $180.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before Calidi sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by Calidi, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

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

On July 26, 2024, the Board of Directors of Calidi approved the Subscription Agreement dated July 28, 2024 entered into with an accredited investor. Pursuant to the agreement, Calidi sold to the investor and the investor purchased warrants to purchase 600,000 shares of the Calidi’s common stock, which (i) have an exercise price equal to $1.90 per share; and (ii) are exercisable for 3 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of September 30, 2024, 1,150,000 Public Warrants, 791,217 private warrants, and 40,000 warrants to purchase Restricted Shares were outstanding, respectively. As of December 31, 2023, 1,150,000 Public Warrants, 191,217 private warrants, and 40,000 warrants to purchase Restricted Shares were outstanding, respectively.

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

As of September 30, 2024, all placement agent warrants to purchase a total of 129,478 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

As of September 30, 2024, Series A warrants to purchase 1,401,635 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

As of September 30, 2024, Series B warrants to purchase 1,134,335 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series C warrants was reset to $1.52 per share, effective July 22, 2024. During July and August 2024, Series C warrants to purchase 637,500 shares of common stock were exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, Calidi received gross proceeds of approximately $1.0 million.

As of September 30, 2024, no Series C warrants remained outstanding.

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

As of September 30, 2024, Series B-1 warrants to purchase 567,300 shares of common stock remained outstanding.

Series C-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Series C-1 warrants to purchase 802,500 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series C-1 warrants to purchase 50,000 shares of common stock were subsequently exercised at an exercise price of $2.00 per share. Pursuant to the issuance of common stock per the Series C-1warrant exercises, Calidi received gross proceeds of approximately $0.1 million.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series C-1 warrants was reset to $1.52 per share, effective July 22, 2024.

As of September 30, 2024, Series C-1 warrants to purchase 1,065,500 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

Series D Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, Calidi issued Series D warrants to purchase 1,069,800 shares of common stock, which (i) have an exercise price equal to $3.00 per share; and (ii) are exercisable for 5.5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series D warrants was reset to $1.52 per share, effective July 22, 2024.

As of September 30, 2024, Series D warrants to purchase 1,069,800 shares of common stock remain outstanding. There were no such warrants outstanding as of December 31, 2023.

Commitments and Contingencies

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) that serves as Calidi’s new principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan Camaisa provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The San Diego Lease has an initial term of 4 years.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of September 30, 2024, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $4.1 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.3 million, and (iii) severance costs due on January 1, 2025 totaling $0.4 million. In accordance with the provisions of the separation agreement, the severance costs of $0.4 million accrue interest at the rate of 8.0% per annum.

Forward Purchase Agreement

In August 2023, FLAG and Calidi entered into forward purchase agreements (each a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreement”) with each of Meteora Strategic Capital, LLC, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, Great Point Capital LLC, Funicular Funds, LP and Marybeth Wootton (with each individually a “Seller”, and together, the “Sellers”) for an OTC Equity Prepaid Forward Transaction.

On March 8, 2024, Calidi and one of the sellers mutually terminated and cancelled 34,000 shares per the Forward Purchase Agreement described above.

Please see Note 2 to our unaudited condensed consolidated financial statements for additional details.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the nine months ended September 30, 2024 and 2023

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Net cash (used in) provided by:
Operating activities	$(14,271)	$(21,797)	$7,526	(35)%
Investing activities	(11)	(443)	432	(98)%
Financing activities	14,259	32,002	(17,743)	(55)%
Effect of exchange rate on cash	(29)	13	(42)	(323)%
Net increase (decrease) in cash and restricted cash	$(52)	$9,775	$(9,827)	(101)%

Operating activities

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $18.1 million. Our net loss was reduced by certain non-cash items that included $2.3 million in stock-based compensation, $0.9 million in amortization of right of use assets and amortization of debt discount and financing costs, $0.6 million from the change in our operating assets and liabilities, and $0.3 million in depreciation expense, partially offset by $0.3 million of change in fair value of debt, other liabilities and derivatives.

Net cash used in operating activities was $21.8 million for the nine months ended September 30, 2023, primarily resulting from our net loss of $21.0 million. Our net loss was increased by $9.8 million from the change in our operating assets and liabilities and partially reduced by certain non-cash items that included $3.6 million in stock-based compensation, $2.7 million in Series B Preferred Stock financing costs, $0.7 million in amortization of debt discount and financing costs, $0.6 million in amortization of right of use assets and $0.3 million in depreciation expense.

Investing activities

Net cash used in investing activities was $11,000 for the nine months ended September 30, 2024, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2023, which primarily related to the purchase of machinery and equipment.

Financing activities

Net cash provided by financing activities was $14.3 million for the nine months ended September 30, 2024, which primarily related to proceeds from the April Public Offering of $5.4 million, proceeds from issuance of convertible notes payable of $3.0 million, proceeds from the exercise of common stock warrants of $2.8 million, proceeds from the May Inducement Offer of $2.1 million, proceeds from issuance of noncontrolling interest of $2.0 million, proceeds from the issuance of common shares and warrants per subscription agreement of $1.0 million, proceeds from issuance of promissory note of $0.6 million, and related party proceeds from issuance of a bridge loan payable of $0.2 million, partially offset by repayment of convertible notes payable of $1.5 million, payment of financing costs of $1.0 million, and repayment of term notes payable of $0.3 million.

Net cash provided by financing activities was $32.0 million for the nine months ended September 30, 2023, which primarily related to related party proceeds from issuance of Series B Preferred Stock of $24.5 million, proceeds from non-redemption and PIPE subscription agreements of $2.8 million, proceeds from Simple Agreement for Future Equity (SAFEs) of $2.8 million, related party proceeds from issuance of term notes payable of $2.0 million, and proceeds from issuance of term notes payable of $1.3 million, partially offset by payment of deferred financing costs of $1.5 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 appearing elsewhere in this Form 10-Q. Based on our existing cash and cash equivalents as of November 8, 2024, we will need to raise substantial additional capital to finance our operations, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights as a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting estimates during the three and nine months ended September 30, 2024.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024 and 2023.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to Calidi’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2023. Other than the matters discussed below, we are not currently party to any other material legal proceedings that occurred during the quarter ended September 30, 2024.

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

As of September 30, 2024, we had approximately $1.9 million in cash and restricted cash of $0.2 million, an accumulated deficit of approximately $117.6 million, and a working capital deficit of approximately $9.4 million. We believe that our existing cash and cash equivalents as of September 30, 2024, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from September 30, 2024. Based on our existing cash and cash equivalents as of November 8, 2024, we believe we have insufficient cash to continue operations through November 2024, unless we raise additional short-term capital. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

Sales and issuances of our common stock or other securities would result in dilution of the percentage ownership of our stockholder and could cause our share price to fall.

If we sell additional shares of our common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. In addition, the resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock We will need to raise capital in order to fund our business objectives. In addition, pursuant to our obligations under certain registration rights agreements, we have registered on other registration statement filed with the SEC (1) 2,039,382 shares of common stock, 191,217 warrants to purchase our common stock, and 191,217 shares of common stock issuable upon exercise of the private warrants; (2) agreed to register 20,000 shares of our common stock and 40,000 shares of common stock underlying warrants in connection with a settlement agreement with certain physicians related to stock options; and (3) registered a number of common stock underlying certain Series A, B and C warrants issued in connection with our public offering that closed on April 18, 2024.

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

As of November 7, 2024, we had approximately 12.5 million shares of our common stock reserved or designated for future issuance upon the exercise of outstanding options or warrants, or upon conversion of our existing convertible note. Future sales of substantial amounts of our common stock into the public and the issuance of the shares reserved for future issuance, in payment of our term debt, and/or in exchange for outstanding warrants will be dilutive to our existing stockholders and could result in a decrease in our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Subscription Agreement

Effective July 28, 2024, we entered into a subscription agreement with an accredited investor and issued 698,812 shares of Common Stock to the investor on September 26, 2024.

Settlement of Liabilities

On September 26, 2024, the Company settled a legal settlement by issuing 20,000 shares of Common Stock and settled certain liabilities by issuing 120,847 shares of Common Stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Series E Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 24, 2024).

4.2	Form of Series F Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 24, 2024).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 24, 2024).

10.1	At the Market Offering Agreement dated October 11, 2024, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 11, 2024).

10.2	Form of the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2024).

10.3	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 24, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: November 12, 2024	By:	/s/ Allan Camaisa
	Name:	Allan Camaisa
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

