Form 10-K
period 2024-12-31
Calidi Biotherapeutics, Inc.
filed 2025-03-31
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40789

CALIDI BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4475 Executive Drive, Suite 200, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 794-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CLDI	NYSE American LLC

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14,010,268.

As of March 24, 2025, there were 28,467,580 shares of registrant’s common stock outstanding, excluding 1,800,000 non-voting common stock held in escrow.

Documents incorporated by reference: None.

CALIDI BIOTHERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, among other things, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	We are an immuno-oncology company with a limited operating history and have not generated any revenue to date from product sales;

●	We have no products approved for commercial sale and have not generated revenues. We have incurred significant operating losses since our inception and we anticipate that we will incur continued losses for the foreseeable future;

●	We need to raise substantial additional funding. If we are unable to raise capital when needed, or if at all, we will be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts. In addition, the issuance of a substantial number of shares of common stock as a result of a financing could adversely affect the price of our common stock;

●	our ability to realize the expected benefits of the Business Combination;

●	our ability to maintain the listing of our securities on the NYSE American;

●	our financial and business performance, including our financial projections and business metrics;

●	our market opportunity;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our ability to retain or recruit officers, key employees and directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	the expected costs associated with our research and development initiatives, including investments in technology and product development;

●	our ability to secure sufficient funding and alternative source of funding to support when needed and on terms favorable to us to support our business objective, product development, other operations or commercialization efforts;

●	our ability to enroll patients in our proposed clinical trials and development activities;

●	the impact of governmental laws and regulations; and

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our drug candidates and technology.

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

Unless the context otherwise requires, “we,” “us,” “our,” “registrant,” or “Registrant,” “Calidi,” “Calidi Biotherapeutics,” and the “Company” refer to Calidi Biotherapeutics, Inc., a Delaware corporation (f/k/a First Light Acquisition Group, Inc., a Delaware corporation), and its consolidated subsidiaries following the Business Combination. Unless the context otherwise requires, references to “FLAG” refer to First Light Acquisition Group, Inc., a Delaware corporation, prior to the Business Combination. Unless the context otherwise requires, references to “Calidi NV” means Calidi Biotherapeutics (Nevada), Inc. (formerly Calidi Biotherapeutics, Inc.), a Nevada corporation and our wholly-owned subsidiary.

SELECTED DEFINITIONS

Unless the context otherwise requires or has otherwise been defined, the following defined terms shall have the meaning set forth below.

“anchor investors” means certain unaffiliated qualified institutional buyers or institutional accredited investors who have each entered into an Investment Agreement pursuant to which such anchor investors have purchased in the aggregate 145,265 founder shares from our Sponsor and Metric at approximately $0.04 per share;

“Business Combination” means the business combination of FLAG with Calidi pursuant to the terms and conditions of the Merger Agreement;

“Bylaws” means the Amended and Restated Bylaws, as amended, in effect as of the date of this report;

“Calidi” or “Calidi Biotherapeutics” means Calidi Biotherapeutics, Inc., a Delaware corporation;

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

“common stock” or “Common Stock” means Calidi Common Stock following the Business Combination, with the rights and preferences and subject to the terms and conditions set forth in the Charter;

“DGCL” means the Delaware General Corporation Law, as amended;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

“FLAG” means First Light Acquisition Group, Inc., a Delaware corporation;

“Investment Agreement” means each of the investment agreements entered into between our Sponsor, Metric and the anchor investors pursuant to which such anchor investors have purchased in the aggregate 145,265 founder shares from our Sponsor and Metric at approximately $0.04 per share;

“Insiders” are to, collectively, certain prior directors and officers of FLAG, including Thomas A. Vecchiolla, Michael J. Alber, Michael Reuttgers, William J. Fallon, and Jeanne Tisinger;

“Metric” means Metric Finance Holdings I, LLC, a Delaware limited liability company and an affiliate of Guggenheim Securities, LLC;

“Calidi Common Stock” means, following the consummation of the Business Combination, the common stock, par value $0.0001 per share, of Calidi Biotherapeutics, Inc.

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

“Significant Calidi Holder” means Allan Camaisa and/or Scott Leftwich; and

“Sponsor” means First Light Acquisition Group, LLC, a Delaware series limited liability company.

“Sponsor Shares” means 552,709 shares of common stock (net of cancellations from the original 575,000 shares of common stock sold) in the aggregate originally sold to the Sponsor and Metric at $0.04 per share, and subsequently sold to the anchor investors at the same purchase price or transferred other shareholders as an inducement to complete and finance the Business Combination.

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage immuno-oncology company that is developing proprietary allogeneic stem cell-based and enveloped virus platforms to potentiate and deliver oncolytic viruses (vaccinia virus and adenovirus) and, potentially, other molecules to cancer patients. We are currently developing two proprietary stem cell-based platforms and one enveloped vaccinia virus platform designed to protect the oncolytic virus, whether natural or engineered, from neutralization by the patient’s immune defenses, allowing for greater infection of the tumor cells and leading to a potential improvement in the antitumor activity of oncolytic viruses over traditional “naked” oncolytic virus therapies. A “naked” virus means the virus is unprotected from the patient’s immune defenses — it has no relevance to engineering of the virus. Natural (unmodified virus) can be naked or protected. Similarly, engineered (modified virus) can be naked or protected.

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

CLD-101 product for high grade glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. Northwestern University, in collaboration with us, commenced recruitment in February 2025 for a Phase 1b/2 clinical trial. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity

CLD-101 product for Recurrent HGG (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG.

CLD-201 product for solid tumors (breast cancer, head and neck squamous cell carcinoma (“HNSCC”), and soft tissue sarcoma) (which we sometimes refer to as SuperNova 1 or “SNV1”). CLD-201 is our first internally developed preclinical product candidate utilizing our SuperNova™ Platform. Based on our pre-clinical studies, we believe CLD-201 has therapeutic potential for the treatment of multiple solid tumors such as breast cancer, HNSCC, and soft tissue sarcoma. We filed our IND application with the FDA for the clinical development of CLD-201 in March 2025 and we anticipate commencing a Phase 1 clinical trial for CLD-201 during the first half of 2025.

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

Our Strategy

Our strategy is to pioneer next generation immunotherapies for the treatment of cancer by utilizing stem cell-based platforms or enveloped oncolytic virotherapies for delivery and potentiation of oncolytic viruses as well as the use of allogeneic stem cells for treatment of non-cancer indications. We intend to achieve this strategy by:

●	Continuing to advance our adipose stem cell platform. Our SuperNova™ platform is comprised of adipose-derived mesenchymal stem cells (“AD-MSC”) isolated from healthy adult donors. Our approach represents an economical and highly scalable process. We intend to utilize these cells as a “Trojan Horse”, shielding intracellularly loaded oncolytic vaccina virus for enhanced therapy of patients with solid tumors and hematologic malignancies. We believe that this approach to treating cancer may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities.

●	Continuing to advance immortalized neural stem cells. Our NeuroNova™ platform is comprised of neural stem cells that are generated from cells harvested from fetal tissue. We utilize these cells by loading them with oncolytic adenovirus with the intention of treating patients who have newly diagnosed or recurrent high grade glioma (“HGG”) and in potentially other therapeutic indications. We believe that this approach to treating HGGs of the brain and spinal cord may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities.

●	Continuing to advance our enveloped oncolytic virotherapy platform. Our RTNova platform is comprised of an enveloped oncolytic vaccinia virus. In preclinical studies, RTNova has shown an ability to target lung cancer and disseminated cancer disease due to its ability to survive in the bloodstream. Our goal is to utilize this product candidate to target lung cancer and metastatic solid tumors. We believe that this approach may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities for treating selected disseminated indications.

●	Collaborating with industry partners in pursuit of combination therapies. In addition to our monotherapy trials, we intend to explore combination therapy studies using our SuperNova™, NeuroNova™ and RTNova platforms in conjunction with certain other immuno-therapies that are already approved or under clinical development.

●	Advancing clinical programs over the next 24 months. We anticipate advancing three clinical development programs over the next six-to-24 months, namely, i) CLD-101 in a Phase1b/Phase 2 clinical trial for the treatment of newly diagnosed HGG; ii) CLD-101 in a Phase 1 clinical trial in patients with recurrent HGG; and iii) pending the acceptance of our IND application filed in March 2025, entering into a Phase 1 clinical trial in patients with breast cancer, head & neck squamous cell carcinoma (HNSCC), and soft tissue sarcoma.

●	Continuing to pursue cost-efficient manufacturing. Manufacturing of allogeneic stem cell therapeutic candidates involves a series of complex steps. We believe an important element of our commercialization plans involves the efficient and scalable production of GMP-grade adipose, neuronal and other allogeneic stem cells.

●	Pursuing opportunistically out-licensing of stem cell derived products. Our stem cell production capabilities enable us to selectively out-license our cell banked or cell derived products to third parties. We anticipate entering into one or more distribution relationships in order to pursue this opportunity.

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

CLD-201 (SuperNova™) for Solid Tumors (Breast Cancer, Sarcoma, and Head and Neck).

CLD-201 is composed of CAL1 vaccinia virus (AKA ACAM1000 or ACAM2000) loaded into the allogeneic AD-MSC cell line VP-001 and is our first internally developed product candidate utilizing our SuperNova™ Platform targeting multiple solid tumors (Breast Cancer, Sarcoma, and Head and Neck). Based on our pre-clinical studies, we believe CLD-201 has therapeutic potential for the treatment of multiple solid tumors such as, head and neck cancer, breast cancer and sarcoma. We have held a pre-IND meeting filed our IND application with the FDA for the clinical development of CLD-201 in March 2025 and we anticipate commencing a Phase 1 clinical trial for CLD-201 during the first half of 2025.

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

We anticipate our proposed Phase 1/2 trial will be an open label dose escalation safety, PK, and PD study of CLD-201 in adult patients with advanced metastatic solid tumors who have relapsed from or are refractory to standard therapy. In the Phase 1 dose escalation portion of the anticipated study, the toxicity and tolerability of CLD-201 will be determined. We also anticipate that the dose escalation portion of the Phase 1 trial will determine the recommended Phase 2 dose of CLD-201. The dose escalation cohorts are intended to be composed of patients with any of the selected three indications (breast cancer, head & neck squamous cell carcinoma, and soft tissue sarcoma). In the Phase 1 dose expansion portion of this study, we anticipate 30 patients will be enrolled at the selected dose to assess clinical objective response rate (ORR)). In the Phase 2 portion of this study, we anticipate 50 patients with the best responding indication determined in the study will be treated with the CLD-201 dose identified in Phase 1 of this trial.

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

During 2025, we intend to pursue collaborations and out-license opportunities for continued development of our AAA cell bank, VP-001, and our other AAA cell banks for non-cancer indications.

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

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with oncolytic viruses. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Inc., Replimune Group, Inc., Amgen Inc., ImmVira Co., Ltd., IconOVir Bio, Inc., Candel Therapeutics, Inc., CG Oncology, Inc., Genelux Corporation, Imugene Limited, Oncolytics Biotech Inc., and FerGene, Inc., among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We have assembled a management team with extensive experience in developing and manufacturing biological, viral and gene therapies. We have strong in-house process development capabilities for oncolytic viruses cell banks and combinatory products and are currently leveraging external CMOs to implement our in-house developed processes to produce drug substance and drug product. We require that our CMOs produce drug substance and finished drug product in accordance with current Good Manufacturing Practices (“cGMPs”), Good Manufacturing Practices (“GMP”), and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not have long-term supply arrangements in place with our CMOs.

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

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other major oncology markets and countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by (1) filing, in the U.S. and certain other regions/countries (including the EU), patent applications intended to cover our investigational products, and maintaining any issued patents in our major markets; (2) maintaining and advancing, and where possible expanding, existing patents and patent applications covering the composition-of-matter of our investigational products, their methods of use and related discoveries, their formulations and methods of manufacture, and related technologies, inventions and improvements that may be commercially important to our business; and (3) filing, in the U.S. and certain other regions/countries, new patent applications on novel therapeutic uses of our investigational products. We may also rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, and which is difficult to reverse engineer. We seek to protect our confidential information in part through confidentiality agreements with third parties, including corporate partners, collaborators, and vendors. If our trade secrets or confidential information are known or independently discovered by competitors, or if we enter into disputes over ownership of inventions, our business or results of operations could be adversely affected. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We may also seek to rely on regulatory protection afforded through Orphan Drug Designation.

We believe that our issued patents and pending patent applications will cover our technology platforms and product candidates until approximately 2038, for the most recently filed family, 2045, and possibly beyond. Our strategy includes filing for patent protection on our intellectual property we consider important to our business in jurisdictions including the United States, Europe, and Japan and other jurisdictions we consider commercially relevant to protect our ability to market our product candidates.

We have significant ownership rights through our patent portfolio, including rights to issued patents in the United States, Japan, South Korea, Canada, Singapore, China, and Eurasian countries, entitled Smallpox Vaccine for Cancer Treatment as of May 25, 2021, expiring in 2036. We also have additional rights to issued patents in Australia, Canada, Singapore, Russia, New Zealand, and Europe; which has been validated in Germany, Spain, France, Great Britain, and Italy for Combination Immunotherapy Approach for Treatment of Cancer, which expire in October 2035.

Our patent portfolio includes five main patent families to protect our current development programs and secure our next generation programs for the use of stem cell-mediated immunotherapy and oncolytic viral therapy for the treatment of cancer. We have filed composition of matter patents and methods of treatment that we believe includes next generation armed oncolytic viruses based on the oncolytic vaccinia virus we use in our product candidates, our own adipose-derived mesenchymal stem cells (AD-MSCs), and other stem cell types. We have also filed patents on the method of enhancing oncolytic virus-based therapies by loading the virus in cells. In addition, we have developed a universal cell delivery system to protect, amplify, and potentiate current and next generation armed oncolytic vaccinia viruses currently in advancement worldwide. We have recently filed a patent application directed to modified vaccinia viruses designed for systemic administration.

Our first two foundational patents are being prosecuted worldwide and have received numerous international and US allowances. This first patent family, Combination Immunotherapy Approach for Treatment of Cancer, includes claims protecting the use of stem cells in combination with oncolytic viruses and other modern immunotherapies for the treatment of cancer and has potential patent coverage until at least October 2035. We believe this treatment induces durable clinical immune responses targeting, attacking, and destroying cancer cells.

Claims encompass the combination of our investigational product therapy with immuno-checkpoint inhibitors have initially been allowed or validated in Russia (RU), Israel (IL), Europe (EP), Canada (CA), Singapore (SG), Australia (AU), Germany (DE), Spain (ES), France (FR), Great Britain (GB), and Italy (IT) and are pending in Brazil, Mexico and the U.S.

Our second family of patents, Smallpox Vaccine for Cancer Treatment, encompasses the use of adipose-derived stromal vascular fraction stem cells to deliver oncolytic viruses in autologous and allogeneic settings for the treatment of all cancer tumor types and has potential patent coverage until at least 2038. Claims encompassing use of other stem cells to deliver the smallpox vaccine virus also have been issued. We believe this patent family encompasses the delivery of the treatment by any route of administration.

This second patent family includes the following patents:

●	Key claims encompass the use of adipose-derived stem cells to deliver vaccinia virus have been allowed in the United States (US), Japan (JP), South Korea (KR) and Canada (CA) and are pending in Eurasia, China, Europe, Mexico, Hong Kong and the U.S.

Our third patent family with patent applications pending and issued, Cell-Based Vehicles for Potentiation of Viral Therapy, has potential patent coverage until at least 2039. This third patent family, has been filed in the US and in Australia, Canada, China, Eurasia, Europe, India, Japan, and S. Korea and encompasses novel genetic modifications and treatments of stem cells to improve evasion of allogeneic recognition and inhibition by neutralizing antibodies, describes a companion diagnostic assay to select patients who will respond better to systemic treatments of the oncolytic virus delivered by adipose-derived stem cells in allogeneic setting.

Our fourth patent pending family, Enhanced Systems for Cell-Mediated Oncolytic Viral Therapy, encompasses the use of an improved method to potentiate and deliver all naturally occurring and armed viruses using stem cells, named SuperNova™ and has potential patent coverage until at least 2039. SuperNova™ is composed of live cells, cell-derived factors, amplified viruses, as well as viral-encoded immunomodulators and recombinant proteins that act immediately upon administration. The pending patent applications also encompass the delivery of the treatment by any route of administration and protection of our single cryopreserved vial for use in hospital settings. This fourth patent family, which has been filed in the US, Australia, Canada, China, Eurasia, Europe, India, Japan, and S. Korea, also encompasses next generation engineered vaccinia viruses encoding additional therapeutic protein-based immunotherapies (checkpoint inhibitors, co-stimulators, cytokines, antiangiogenetic, BITEs, etc.). Patents have been issued in the US, Japan, and Australia, and an application is allowed in Canada.

A fifth patent application has been filed as a PCT application, which encompasses modified vaccinia viruses that have advantageous properties, including serum resistance for systemic administration. Methods for manufacturing the viruses also are included.

In addition to our own patent portfolio described above, we have in-licensed a patent family from the University of Chicago, Alabama and City of Hope National Medical Center for the patents and patent applications encompassing Tropic Cell-Based Virotherapies for the Treatment of Cancer and has potential patent coverage until at least 2034. This family includes issued claims directed to a particular neural stem cell line that contains an oncolytic virus that contains a regulatory element and/or a capsid that specifically binds to a tumor cell, and to methods of killing tumor cells by contacting them with the neural stem cells that contain the virus. A pending application includes claims that, as filed, are not limited to the specific cell line.

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

On December 15, 2024, we entered into an Investigator-Initiated Clinical Trial Agreement for Northwestern to conduct a clinical trial (the “CTA”) under the protocol referenced “A Phase I Study of Repeated Neural Stem Cell Based Virotherapy in Combination with N-Acetylcysteine amid and Standard Radiation and Chemotherapy for Newly Diagnosed High Grade Glioma” (the “Study”). In connection with the Study, Northwestern granted Calidi a non-exclusive, transferable and sublicensable license to use all available de-identified data collected from the Study, including, but not limited to, survival data, patient pathology, and immune studies data. We shall have the right of reference to the IND that is being used by Northwestern for the Study. Northwestern agrees to provide a letter of authorization and right of reference to Calidi for Calidi’s right of reference to and including, without limitation, all content, data and previous human experience, in the NU IND 17365. In consideration of the data use license granted by Northwestern to Calidi under the CTA, Calidi shall pay Northwestern the following: a non-creditable and non-refundable one-time milestone payment of $250,000 upon reaching an aggregate of $2,000,000 of net sales of a licensed product; (b) a non-creditable and nonrefundable one-time milestone payment of $500,000 upon reaching an aggregate of $10,000,000 of net sales of a licensed product; and (c) sublicensing royalty of twenty percent (20%) of any sublicensing revenue resulting from the grant of rights hereunder. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both.

The CTA shall terminate upon the completion of the parties’ Study-related activities. Either party has the right to terminate the Study upon thirty (30) days prior written notice to the other. The Study may also be terminated immediately at any time for cause, which includes the following: material breach, which cannot be cured, by either party of the terms and conditions of the CTA; the University of Chicago Agreement described below is no longer in effect, except in the case of breach by University of Chicago, City of Hope, or University of Alabama at Birmingham; Calidi has engaged in any criminal or unethical behavior; Calidi’s bankruptcy; and if it is determined by the Study’s principal-investigator, Northwestern’s Institutional Review Board or Scientific Review Committee, or the Food and Drug Administration that the Study is inappropriate, impractical, or inadvisable to continue, in order to protect the Study subjects’ rights, welfare, and safety.

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

Under the University of Chicago Agreement, we paid an upfront fee of $180,000 in cash and issued 4,162 shares of our common stock. The University of Chicago Agreement also provides for us to pay a percentage of net sales generated for any product that falls within a valid claim of the licensed patents for specific periods of between 2% and 6%, and to pay up to $18.7 million if all of the following milestones are achieved during the clinical trials and post commercialization of the licensed product:

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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 28 total employees in the U.S. and at our German wholly-owned subsidiary, StemVac GmbH. Of these employees, 17 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

The Business Combination and Related Transactions

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi NV”) pursuant to the Agreement and Plan of Merger (as the same has been or may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) dated as of January 9, 2023 by and among FLAG, Calidi NV, First Light Acquisition Group, LLC, in the capacity as representative for the stockholders of FLAG (the “Sponsor” or the “Purchaser Representative”) and Allan Camaisa, in the capacity as representative of the stockholders of Calidi NV (“Seller Representative”). On August 28, 2023, FLAG held the Special Meeting, at which meeting the FLAG stockholders considered and adopted, among other matters, a proposal to approve the business combination. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi NV, with Calidi NV surviving such merger as a wholly-owned subsidiary of FLAG (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

As a result of the Business Combination, all outstanding stock of Calidi NV were cancelled in exchange for the right to receive newly issued shares of Common Stock of Calidi Biotherapeutics, Inc., par value $0.0001 per share (“Common Stock”), and all outstanding options to purchase Calidi NV stock were exchanged for options exercisable for newly issued shares of Calidi Biotherapeutics, Inc. Common Stock.

The total consideration received by Calidi Security Holders at the Closing of the transactions by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing (the “Merger Consideration”), with each Calidi NV Stockholder receiving for each share of Calidi NV Common Stock held (after giving effect to the exchange or conversion of all outstanding Calidi NV Preferred Stock for shares of Calidi NV Common Stock and treating all vested in-the-money Calidi NV Convertible Securities (including, on a net exercise basis, all outstanding Calidi NV warrants and vested qualified Calidi NV Options but excluding all vested non-qualified stock options) as if such securities had been exercised as of immediately prior to the Merger, but excluding all unvested Calidi NV Options and any treasury stock) a number of shares of Common Stock equal to a conversion ratio of approximately 0.42. As a result, the Calidi NV Security Holders received an aggregate of 2,737,560 shares of newly issued Common Stock as Merger Consideration.

As an additional consideration, each Calidi NV Stockholder was entitled to earn, on a pro rata basis, up to 1,800,000 shares of non-voting common stock (the “Escalation Shares”). During the Escalation Period, Calidi NV Stockholders may be entitled to receive up to 1,800,000 Escalation Shares with incremental releases of 450,000 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $120.00, $140.00, $160.00 and $180.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares are in escrow and have been outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained the right to receive up to 8,585 additional Non-Redeeming Continuation Shares. Upon the consummation of the Business Combination, 268,735 FLAG public shares were redeemed for aggregate redemption payments of approximately $28.2 million from the Trust. The remaining approximate $15.0 million funds in the Trust were distributed as follows: i) $12.5 million to the Seller investors pursuant to the Forward Purchase Agreements and Non-Redemption Agreements discussed above, ii) $1.8 million to Calidi in connection with the Non-Redemption Agreements discussed above, and iii) $0.7 million in cash to Calidi available in the Trust from non-redeeming shareholders discussed below. The Escalation Shares and the Non-Redeeming Continuation Shares are determined to be equity classified.

Forward Purchase Agreements

On August 28 and August 30, 2023, FLAG and Calidi NV entered into Forward Purchase Agreements as a derivative security with each of the Sellers for an OTC Equity Prepaid Forward Transaction. This derivative security purchased from the Sellers is based on the value of our common stock to be settled in cash in three years subject to reset price features and earlier termination as set forth in the Forward Purchase Agreement. For purposes of the Forward Purchase Agreement, FLAG is referred to as the “Counterparty” prior to the consummation of the Business Combination, while Calidi is referred to as the “Counterparty” after the consummation of the Business Combination.

FLAG and the Sellers entered into the Forward Purchase Agreements, and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreements each as defined below, in conjunction with and as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi in order to provide financing to the combined company. FLAG and Calidi NV entered into the Forward Purchase Agreements, as derivative securities, with the Sellers as a condition to the Sellers’ participation in Calidi NV’s Series B Financing and to potentially receive a settlement amount of $100 per share provided that the Company’s trading price remained above or equal to the Initial Reset Price. In addition, entering into these agreements provided the combined company with cash (through the Non-Redemption Agreements) in order to meet a cash closing condition to complete the Business Combination. The Forward Purchase Agreements, Non-Redemption Agreements and PIPE Subscription Agreement collectively provided approximately $2.6 million, and the Series B financing in Calidi provided approximately $24.5 million, to the combined company. As discussed above, the Forward Purchase Agreements and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreement were entered into as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi NV and were not entered into to provide a source of liquidity to the combined company. Further, as discussed below, because of certain reset price features of the Forward Purchase Agreement, and a Settlement Amount Adjustment of $20.00 per share, based on our current trading price, it is unlikely that the combined company will receive any funds as a result of the eventual settlement of the Forward Purchase Agreements. Calidi is subject to the following risks associated with the Forward Purchase Agreement: (i) a reduced settlement amount if it conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is below $100, and (ii) no settlement amount if Calidi conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is at or below $20.00 per share. Calidi NV, however, benefited from the Series B investment. Calidi will also benefit if at the time of settlement, the price of its common stock is above $100 per share. The Sellers benefit if at the time of settlement the price of common stock is above $100, but are subject to risk if Calidi’s stock price decreases and there is no Dilutive Offering or the reset price is at $100. Sellers will also benefit from the Settlement Amount Adjustment of $20.00 per share which has the effect of reducing the Settlement Amount due to the Counterparty.

Pursuant to the terms of the Forward Purchase Agreement, the Sellers purchased up to an aggregate of up to 100,000 shares, par value $0.0001 per share, of FLAG Class A Common Stock concurrent with the Business Combination closing pursuant to Seller’s respective FPA Funding Amount PIPE Subscription Agreement (as defined below), less, the number of FLAG Class A Common Stock purchased by Sellers separately from third parties who had previously elected to redeem their shares through a broker in the open market and subsequently reversed the redemption election (“Recycled Shares”). Sellers were not required to purchase an amount of FLAG Class A Common Stock in the event that following such purchase, each Seller’s ownership would exceed 9.9% of the total FLAG Class A Common Stock outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The number of shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

Following the Business Combination Closing, the reset price (the “Reset Price”) was initially $100.00; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Counterparty sells, issues or grants any FLAG Class A Common Stock or securities convertible or exchangeable into FLAG Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date.

On September 12, 2023, the date of the Business Combination Closing, a net 65,948 shares of common stock were issued to the Sellers under the Forward Purchase Agreements with the possibility of an additional 24,679 shares to be issued in the future at the election of the Sellers. Except for the possible issuance of 24,679 shares at the election of the Sellers for no additional consideration, no further shares are anticipated to be issued under the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the value of 100,000 shares times the Forward Purchase Agreement reset price of $100.00 per share which is subject to adjustment in the event we conduct an offering or the seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of shares times $20.00.

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

After the Business Combination, in the event Seller sells its Calidi’s common stock (FLAG Class A Common Stock) above the Reset Price, Counterparty will receive the Reset Price from Seller and Seller will keep the excess of the sales price above the Reset Price. In the event Seller sells Calidi’s common stock below the Reset Price, Seller will pay Calidi the price of the sale of the Calidi common stock less $20.00 per share which will be kept by Seller. In the event Seller sells Calidi common stock for $20.00 or less per shares, there will be no proceeds to Calidi and the Forward Purchase Agreement will be terminated.

Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $100 per share reset price, such financing at our current trading price will reduce the Forward Purchase Agreement initial $100 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $20.00 per share, it is unlikely that Sellers will pay, and that we will receive any funds in connection with the settlement of the Forward Purchase.

On March 8, 2024, Calidi and one of the sellers mutually terminated and cancelled 34,000 shares per the Forward Purchase Agreement described above

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

Standby Equity Purchase Agreement

On December 10, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $25,000,000 of our shares of Common Stock at our request any time during the 36 months following the execution of the SEPA. Subject to certain conditions set forth in the SEPA, including payment of an additional commitment fee, the Company will have the right to increase the commitment amount under the SEPA by an additional $25,000,000. Each sale under the SEPA may be for a number of shares of Common Stock equal to the lower of (i) an amount equal to 100% of the average of the Daily Traded Amount (as defined pursuant to the SEPA) during the five consecutive Trading Days immediately preceding an Advance Notice or (ii) 500,000 shares. The shares of Common Stock would be purchased at 97.0% of the Market Price (as defined pursuant to the SEPA).

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

On January 23, 2025, Calidi delivered to YA II PN, LTD. (“Yorkville”), a Notice of Termination of the Standby Equity Purchase Agreement, as required under Section 10.01(b) of the SEPA, which notifies Yorkville of Calidi’s election to terminate the Standby Equity Purchase Agreement, dated as of December 10, 2023, by and between Calidi and Yorkville. Termination of the SEPA became effective as of January 23, 2025, as mutually agreed by Calidi and Yorkville.

At the time of the termination, there were no outstanding borrowings, advance notices or shares of common stock to be issued under the SEPA. In addition, there are no fees due by Calidi or Yorkville in connection with the termination of the SEPA.

Subscription Agreement

On July 26, 2024, the Board approved the Subscription Agreement dated July 28, 2024 (the “Agreement”) entered with an accredited investor (the “Investor”), a related-party. Pursuant to the Agreement, Calidi sold to the Investor and the Investor purchased, (i) 698,812 shares of Common Stock at a purchase price of $1.431 per share (90% of the per share closing price of Calidi shares of common stock on the NYSE American LLC on July 22, 2024); and (ii) warrants to purchase 600,000 shares of Calidi’s common stock at an exercise price of $1.90 (120% of the per share closing price of Calidi’s shares of common stock on the NYSE American LLC on July 22, 2024), for an aggregate purchase price of $1.0 million (the “Private Placement”).

The Board approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to the Company’s Scientific and Medical Advisory Board (“SMAB”). The appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024, pursuant to which agreement the Investor was awarded 5,000 stock options, with a standard four-year vesting period.

Equity Financings

Public Offering

On April 18, 2024, Calidi completed a public offering of an aggregate of 13,232,500 Common Stock Units and 1,965,000 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $0.40 per Common Stock Unit or PFW Unit, for aggregate gross proceeds of approximately $6.1 million, less issuance cost of $1.3 million, for net proceeds of $4.8 million.

Confidentially Marketed Public Offerings (CMPO)

On November 15, 2024, Calidi completed a CMPO of an aggregate of 4,437,869 shares of Calidi common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $1.69 per Share, for aggregate gross proceeds of approximately $7.5 million, before deducting placement agent fees and other offering expenses payable by the Company.

On January 10, 2025, Calidi completed a CMPO of an aggregate of 5,000,000 Shares, par value $0.0001 per share, at a purchase price of $0.85 per Share, for aggregate gross proceeds of approximately $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company.

Warrant Inducement

On May 31, 2024, Calidi entered into an inducement offer letter agreement (the “May Inducement Offer”) with nine (9) holders of the Company’s existing Series B unit purchase warrants (“Series B Warrants”) and Series C unit purchase warrants (“Series C Warrants” and together with the Series B Warrants, the “Existing Warrants”), which Existing Warrants were originally issued on April 18, 2024 and had an exercise price of $6.00 (see Note 8). Following the closing of the May Inducement Offer, such warrant holders immediately exercised some or all of their respective outstanding Existing Warrants to purchase up to an aggregate of 1,069,800 shares of Calidi’s Common Stock, Series B-1 Warrants to purchase up to 267,300 shares of common stock and Series C-1 Warrants to purchase up to 802,500 shares of Common Stock, at a reduced exercise price of $2.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, Calidi agreed to issue unregistered new Series D common stock purchase warrants (“Series D Warrants”) to purchase up to 1,069,800 shares of Common Stock. Calidi issued common stock warrants to purchase up to 53,490 shares of common stock, to the placement agent (Ladenburg). Calidi received gross proceeds of $2.1 million in cash from the exercise of the Existing Warrants pursuant to the May Inducement Offer, less issuance cost of $0.3 million, for net proceeds of $1.8 million.

Registered Direct and Concurrent Private Placement

On October 23, 2024, Calidi entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which Calidi issued to the Purchasers, (i) in a registered offering, 2,050,000 shares of Calidi Common Stock, at a purchase price of $1.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 2,050,000 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as the placement agent.

The Series E Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of one (1) year from the initial exercise date and have an exercise price of $1.13 per share of Common Stock, and the Series F Common Warrants are exercisable on the date that is six (6) months from the date of issuance for a term of five (5) years from the initial exercise date and have an exercise price of $1.13 per share of Common Stock. The Common Warrants may be exercisable via “cashless exercise” in certain circumstances. The Common Warrants and the shares issuable thereunder were issued in a concurrent private placement and without registration under the Securities Act, and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The closing of the Transactions took place on October 24, 2024. The gross proceeds from the Transactions were approximately $2.1 million before deducting placement agent fees and other offering expenses payable by Calidi.

At the Market Offering

On October 11, 2024, Calidi entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg, under which Calidi may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, initially for an aggregate offering price of up to $5.1 million. Calidi will pay Ladenburg a cash commission of 3.0% of the aggregate gross sales proceeds of shares sold through Ladenburg and reimburse Ladenburg for certain specified expenses. On February 4, 2025, we increased the maximum aggregate offering amount of the shares of the Calidi common stock, issuable under the Sales Agreement from $5.1 million to $11.2 million. As of the date of this Annual Report Calidi sold shares of common stock having an aggregate sales price of approximately $6.1 million under the Sales Agreement.

Registered Direct and Concurrent Private Placement

On March 28, 2025, Calidi entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which Calidi issued to the Purchaser, (i) in a registered offering, 3,325,000 shares of Calidi Common Stock, at a purchase price of $0.65 per share, and at the election of the investor, in lieu of the common stock, pre-funded warrants to purchase up to 2,728,000 shares of Common Stock at a price of $0.649 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant, and (ii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 6,053,000 shares of Common Stock (the “Series G Common Warrants”).

The Pre-funded Warrants are exercisable immediately at an exercise price of $0.001 per share, and shall remain valid and exercisable until all the Pre-funded Warrants are exercised in full. The Series G Common Warrants have an exercise price of $0.6954 per share, will be exercisable six months following the date of issuance, and will have a term of seven and one-half years from the date of exercisability. Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as the placement agent. The securities issued in these Transactions do not contain any variable or priced based resets.

The closing of the Transactions took place on March 31, 2025. The gross proceeds from the Transactions were approximately $3.9 million before deducting placement agent fees and other offering expenses payable by Calidi. See Note 12.

Reverse Stock Split

On July 10, 2024, Calidi filed a First Certificate of Amendment to Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of Calidi common stock, effective on July 15, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split, and any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Calidi’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

All references to share and per share amounts for all periods presented in the audited consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split.

Delisting of Public Warrants

On October 17, 2024, Calidi received notice from the NYSE that Calidi’s public warrants to purchase common stock are no longer suitable for listing pursuant to Section 1001 of the NYSE American Company Guide due to the low trading price of such public warrants, and that the NYSE Regulation has determined to commence proceedings to delist the public warrants. The public warrants currently trade on the OTC Pink Marketplace under the symbol CLDWW.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. We have incurred net losses since our inception, and we had an accumulated deficit of approximately $121.7 million as of December 31, 2024. For the years ended December 31, 2024 and December 31, 2023, we reported net losses of approximately $22.2 million and $29.2 million, respectively. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. Calidi has no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a New Drug Application (“NDA”), or commercializing any products. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

● the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and

● factors we may not be able to control, such as the COVID-19 pandemic that limited patient participation, hiring of principal investigators and availability of staff or clinical sites.

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

In addition, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrolment of more diverse patient populations in late-stage clinical trials of FDA regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development.

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

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Future government shutdowns or slowdowns could also result in delays in the Company’s interactions with the SEC and other government agencies, which could impact the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS, in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current GMP regulations and implementing tracking and tracing requirements for certain prescription pharmaceutical products. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with current GMP and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

The FDA or other regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates, CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201 and CLD-400. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to a contagious disease outbreak such as the COVID-19 pandemic on suppliers, study sites or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by other regulatory authorities.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain our business operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Our ability to successfully launch and secure market acceptance of our pipeline candidates, CLD-101 for newly diagnosed HGG, CLD-101 for recurrent HGG, CLD-201, and CLD-400 (if approved), may be impacted by contagious disease outbreaks such as the COVID-19 pandemic, the potential impact of which we may be able to predict or quantify with any degree of certainty.

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

Healthcare legislative reform measures may have a negative impact on our business, financial condition, results of operations and prospects.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we may obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures.

While it is currently unclear how certain new measures, including the drug pricing provisions of the IRA, will ultimately be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In addition, it is unclear whether the new Trump Administration will reverse or modify any existing regulatory requirements, pursue new reform initiatives or otherwise influence the overall healthcare regulatory environment, and even if proposed, whether such changes or modifications would be implemented or withstand potential litigation.

Should we seek and obtain regulatory approval in the United States, we expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, which could have an adverse effect on demand for our product candidates. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Changes in U.S. and international trade policies may adversely impact our business and operating results.

The U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, President Trump has imposed, or is likely to impose, a series of tariffs on certain products manufactured outside the United States, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for our product candidates, the competitive position of our product candidates, and import or export of raw materials and products used in our development and clinical manufacturing activities. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the ongoing trade tensions, such changes could have an adverse effect on our business, financial condition and results of operations.

Unstable global economic and geopolitical conditions may have serious adverse consequences on our business, financial condition, stock price and results of operations.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the potential for significant changes in U.S policies or regulatory environment given the new administration, military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Risks Related to Employee Matters, Managing Growth and General Business Operations

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

For the quarter ended June 30, 2023, FLAG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in FLAG’s internal control over financial reporting. FLAG identified a material weakness in internal controls over financial reporting related to the fact that it had not yet designed and maintained effective controls relating to the accounting for derivatives and presentation of our statement of cash flows due to the lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. In addition, during the quarter ended June 30, 2023, FLAG identified material weaknesses in internal controls due to the fact that it had not yet designed and maintained effective internal controls related to the evaluation and recording of troubled debt restructuring within the financial statements and recording of accrued expenses.

As a privately held company, Calidi was not required to have, and did not have, a well defined disclosure and financial controls and procedures or systems of internal controls over financial reporting that are generally required of publicly held companies. For the year ended December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. However, no assurance can be given that our existing internal controls over financial reporting will meet the requirements under the Exchange Act.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. It is uncertain if and to what extent various states will conform to the TCJA.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in the Company or its stockholders’ tax liability or require changes in the manner in which the Company operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

As of December 31, 2024, we had approximately $9.6 million in cash, accumulated deficit of approximately $121.7 million and working capital of approximately $0.7 million. We believe that our existing cash and cash equivalents as of December 31, 2024, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from December 31, 2024. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

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

If we sell additional shares of common stock, convertible securities or other equity securities, existing shareholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. Pursuant to our obligations under certain registration rights agreements, we have registered on a registration statement filed with the SEC 10,923,158 warrants to purchase our common stock. Until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate.

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

Because the Sponsor, Metric, anchor investors and other investors purchased or received their founders shares at a $0.04 per share, significantly below the current market price of a share of our common stock, such holder could sell their shares and generate a significant profit while causing the trading price of our common stock to decline significantly. Those purchasers of our common stock who acquired their shares at a price greater than our common stock’s current trading price, may not experience a similar profit or rate of return realized by a holder of the founder shares due to the difference in such purchaser’s purchase price and the current trading price for our common stock.

Mr. Camaisa, an officer and director, and Mr. Leftwich, a director, and their respective affiliates own a significant percentage of our common stock and have significant influence over our management.

Mr. Camaisa an officer and director, and Mr. Leftwich, a director, and their respective affiliates collectively own approximately 4.27% our  issued and outstanding common stock, excluding the Escalation Shares held in escrow. This concentration of voting power may make it less likely that any other holder of our common stock will be able to affect the way we are managed and could delay or prevent an acquisition of us on terms that other shareholders may desire. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

In conjunction with and as an inducement to accredited investors to invest in a concurrent Series B Financing by Calidi, FLAG and certain accredited investors (“Sellers”) entered into an OTC Equity Prepaid Forward Transaction (“Forward Purchase Agreements”). This derivative security purchased from the Sellers is based on the value of our common stock to be settled in cash in three years subject to reset price features and earlier termination as set forth in the Forward Purchase Agreement. The Forward Purchase Agreements and related agreements cover up to an aggregate 100,000 shares of our common stock at an initial reset price of $100.00 per share. FLAG and Calidi entered into the Forward Purchase Agreements with the Sellers as a condition precedent to the Sellers’ participation in Calidi’s Series B Financing. On September 12, 2023, the date of and as part of the Business Combination Closing, Sellers received a net 65,948 shares of common stock pursuant to the Forward Purchase Agreements and may receive an additional 24,679 shares upon the election of the Sellers. Except for the possible issuance of 24,679 shares at the election of the Sellers for no additional consideration, no further shares will be issued under nor be subject to the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the product of 100,000 shares times the reset price of $100.00 per share which is subject to adjustment in the event we conduct an offering or Seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of subject shares times $20.00. Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $100 per share reset price, such financing at our current trading price will have the effect of reducing the Forward Purchase Agreement initial $100 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $20.00 per share, it is unlikely Sellers will pay and that we will receive any funds in connection with the settlement of the Forward Purchase Agreements.

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

Our enterprise risk team consists of cross-functional professionals who collaborate with subject matter specialists, as necessary, including an independent third-party expert we have retained to identify and assess material risks from cybersecurity threats, their severity, and potential mitigation steps. The CISO is primarily responsible for leading our cybersecurity risk assessment and management processes. Our executive staff, supported by external IT, currently serves as our CISO. The CISO regularly reviews and assesses cybersecurity initiatives, including our incident response plan, as well as cybersecurity compliance, training, and risk management efforts.

ITEM 2 - PROPERTIES

Our corporate headquarters is located at 4475 Executive Drive, Suite 200, San Diego, California, 92121 where we lease approximately 6,221 square feet of lab space and 8,977 square feet of office space, under a lease that expires in February 2027. Our main telephone number is (858) 794-9600. For the year ended December 31, 2024, our base rent was approximately $0.1 million per month plus a management fee equal to 3.0% of base rent. Base monthly rent will increase annually by 3.0%.

StemVac GmbH, our wholly-owned subsidiary based in Bernried, Germany, operates in approximately 4,047 square feet of office space and laboratory space under a lease that expires in March 2027. For the year ended December 31, 2024, our rent was approximately €4,000 per month.

Total rent expense was approximately $1.5 million and $1.6 million for the year ended December 31, 2024 and 2023, respectively.

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

On December 6, 2022, Calidi and the physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, Calidi offered the physicians 5,000 shares of Calidi common stock valued at $38.60 per share and 10,000 options to purchase Calidi common stock at an exercise price of $38.60 per share in full settlement of the claims. The mediation was terminated without settlement and Calidi planned to go to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, Calidi initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, Calidi moved for a judgment on the pleadings to be heard in January 2024.

On February 9, 2024, Calidi settled the physicians lawsuit. Under the settlement agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, Calidi agreed to provide to the physicians the following: (a) the issuance of an aggregate of 20,000 restricted shares of our common stock (the “Restricted Shares”), and (b) the issuance of an aggregate of 40,000 warrants to purchase Restricted Shares, which (i) has an per share exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, Calidi granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that will be granted by the proposed settlement agreement. However, Calidi will have the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in Calidi’s sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect Calidi’s ability to raise capital from such registration statement.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, our prior Chief Accounting Officer and interim Chief Financial Officer, filed a complaint in the Superior Court of the State of California County of San Diego against Calidi, Mr. Camaisa, our Chief Executive Officer, and Ms. Pizarro, our Chief Corporate Development Officer and Chief Legal Officer, alleging defamation and constructive discharge of Mr. Kalajian’s position of Chief Accounting Officer and interim Chief Financial Officer (Case No. 37-2023-00049813-CU-DF-CTL) (the “Primary Case”). Mr. Kalajian is seeking $575,000 in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees.

Calidi successfully moved to disqualify Mr. Kalajian’s counsel, Robert Brownlie, which is now on appeal. It also filed a claim against Mr. Kalajian in arbitration for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief relating to bonuses Mr. Kalajian caused to be paid to himself and the accounting team. Due to the appeal, in November 2024, the Court issued a discretionary stay on this case and all related cases, as described below.

Calidi denies the allegations and, along with the two named officers, continues to vigorously defend the lawsuit and related claims, prosecute its claims against Mr. Kalajian, and seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s Board of Directors. No trial date is scheduled. Discovery has not yet commenced. Therefore, at this time, Calidi is unable to evaluate the outcome of this case or estimate the amount or range of potential loss

On February 29, 2024, Mr. Kalajian filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from Calidi. This “Writ of Mandate” case is deemed related to the Primary Case above and is stayed.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against Calidi alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to Calidi’s failure to remove a restrictive legend from 13,943 shares of Calidi’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. Calidi intends to vigorously defend itself. This case is deemed related to the Primary Case above and is stayed.

In March 2025, in connection with Mr. Kalajian’s hiring of new counsel, the parties stipulated to lift the stay on the Primary Case and all related cases, terminated all rights to arbitration, consolidate all cases for purposes of discovery and trial, dismiss the Writ of Mandate case, and agree to set a future hearing on Mr. Kalajian’s motion for summary adjudication/judgment.

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against Calidi related to securities fraud in violation of the California Corporations Code, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in US District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). After service in January 2025, Calidi filed an Answer to the complaint on February 10, 2025. Calidi vigorously opposes this case and categorically denies all claims. Discovery has not commenced. Therefore, at this time, Calidi is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

Unasserted Claim Settlement

On March 8, 2024, Calidi entered into a convertible promissory note purchase agreement with an investor who previously entered into a series of related agreements (the “Investor”) for a loan in the principal amount of $2.0 million (the “2024 Loan”), and settlement of $1.5 million of an unasserted claim. In connection with the 2024 Loan, Calidi issued convertible notes due in 2028 evidencing the aggregate principal amount of $3.5 million (the “2024 Notes”). The 2024 Notes also provides the Investor a right to convert all, but not less than all, the Principal Amount (as defined in the 2024 Notes) and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 6% discount to the 10-day VWAP preceding execution of the 2024 Notes, convertible after the earlier of 180 days or the effective registration date with mandatory conversion for Investor in the event that the Company completes a registered financing of at least $8 million or of at least $2 million to a non-affiliated purchaser with an effective price of 150% of the Note conversion price with a conversion price reset to be completed 30 (thirty) days after the effective registration date.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by Calidi, in which the Holder participated in an amount equal to the principal amount of the convertible note (See Note 7). On September 27, 2024, $0.2 million and accrued interest of $11,000 of the $2.0 million convertible note was converted into 184,810 shares of common stock (See Note 7). From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of the Company’s existing $2.0 million convertible note was converted into 1,679,045 shares of common stock (See Note 7). Upon completion of the conversions, the convertible note was no longer outstanding as of December 31, 2024.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock are listed on the NYSE under the symbol “CLDI”. Prior to the Business Combination, FLAG’s Units, Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols “FLAGU,” “FLAG” and “FLAGW,” respectively. On March 24, 2025 the closing price of our common stock was $0.7259 per share.

As of March 24, 2025, there were 28,467,580 shares of common stock issued and outstanding, which excludes 1,800,000 shares of non-voting common stock held in escrow, held by approximately 234 holders of record and 1,150,000 Public Warrants outstanding held by one holder of record. Such numbers do not include beneficial owners holding the Company’s securities through nominee names.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us in the quarter ended December 31, 2024, the offer and sale of which were not registered under the Securities Act of 1933.

Conversion of Debt

During the quarter ended December 31, 2024, we issued an aggregate of 1,679,045 shares of common stock in connection with the conversion of $2.0 million principle and $0.1 million accrued and unpaid interest of an outstanding convertible note.

Settlement of Liabilities

On November 1, 2024, we settled certain outstanding payables for banking services provided to us by issuing 36,364 shares of Common Stock.

On December 27, 2024, we settled certain outstanding payables for consulting services provided to us by issuing 12,786 shares of Common Stock.

The securities described in this section were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each investor acquired such securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Each certificate contained a restrictive legend as required by the Securities Act. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31 2024:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders(1)	676,786	$23.62		-
Equity compensation plans approved by shareholders(2)	266,428	$3.85		88,898
Equity compensation plans approved by shareholders(3)	-	$-		393,781
Total	943,214	$18.41	(4)	482,679

(1)	Represents shares of common stock to be issued upon exercise of outstanding options granted under the 2019 Equity Incentive Plan of Calidi (the “2019 Plan”), which options were assumed by us in connection with the Business Combination.
(2)	Represents shares of common stock to be issued upon exercise of outstanding options and restricted stock units under the 2023 Equity Incentive Plan (the “2023 Plan”) which was approved by our shareholders on August 28, 2023. The weighted-average exercise price does not reflect common stock subject to outstanding awards of restricted stock units.
(3)	Represents the number of shares of common stock reserved as authorized for the grant of options under the Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our shareholders on August 28, 2023.
(4)	The weighted-average exercise price does not reflect common stock subject to outstanding awards of restricted stock units.

ITEM 6 - RESERVED

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2024 (this “Annual Report”). The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in the “Risk Factors” section of this annual report, many of which are outside of our control. All forward-looking statements included in this annual report are based on information available to us as of the time we file and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

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

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. Northwestern University began recruiting for a Phase 1b/2 clinical trial during the first quarter of 2025. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity.

CLD-101 for Recurrent HGG (also referred to as “NNV2” as to the recurrent HGG indication). A phase 1 study evaluating the safety and feasibility of administering repeated doses of CLD-101 intracerebrally to patients with recurrent high-grade gliomas began treatment in May 2023. The study is being run by our partner, City of Hope, and started enrolling cohort 4 in January 2024. Clinical data from patients with recurrent HGG treated with repeated doses of CLD-101 supported the start of a trial of repeated doses in newly diagnosed HGG.

CLD-201 (SuperNova™) for solid tumors (breast cancer, head & neck squamous cell carcinoma (HNSCC), and soft tissue sarcoma (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform. Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, breast cancer and sarcoma. We filed our IND application with the FDA for the clinical development of CLD-201 in March 2025 and we anticipate commencing a Phase 1 clinical trial for SNV1 during the first half of 2025.

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

Since inception, we have incurred significant operating losses. Our net loss was $22.2 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $121.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of geopolitical conflicts, may also affect our business.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our consolidated financial statements as of, and for the year ended December 31, 2024. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our annual consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity and the Closing of the FLAG Merger, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

The FLAG Merger and Related Transactions

On September 12, 2023, FLAG consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi NV pursuant to the Agreement and Plan of Merger, as amended, dated as of January 9, 2023. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi NV, with Calidi NV surviving such merger as a wholly-owned subsidiary of FLAG. Historical common share amounts of Calidi NV have been retroactively restated based on the conversion ratio of approximately 0.42 (the “Conversion Ratio”). Following the consummation of the business combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

As a result of the Business Combination, all outstanding stock of Calidi NV were cancelled in exchange for the right to receive newly issued shares of Common Stock (also referred to as “Calidi Common Stock”), par value $0.0001 per share, and all outstanding options to purchase Calidi stock were assumed by Calidi. The total consideration received by Calidi Security Holders at the Closing of the transactions contemplated by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing. As a result, the Calidi Security Holders received an aggregate of 2,737,560 shares of Common Stock as Merger Consideration.

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

Holders of FLAG Class A Common Stock who did not redeem their shares obtained their pro rata portion of an additional 8,585 Non-Redeeming Continuation Shares issued at Closing. At the Closing, Calidi NV Security Holders own approximately 76% of the outstanding shares of Calidi Common Stock.

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

Results of Operations

Comparison of Year Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$(8,878)	$(13,008)	$4,130	(32)%
General and administrative	(12,898)	(15,984)	3,086	(19)%
Total operating expenses	(21,776)	(28,992)	7,216	(25)%
Loss from operations	(21,776)	(28,992)	7,216	(25)%
Other income (expense), net
Total other income (expenses), net	(419)	(208)	(211)	101%
Loss before income taxes	(22,195)	(29,200)	7,005	(24)%
Income tax provision	(14)	(16)	2	(13)%
Net loss	$(22,209)	$(29,216)	$7,007	(24)%

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024, and 2023 were $8.9 million and $13.0 million, respectively. The $4.1 million decrease was primarily attributable to decrease in drug manufacturing and preclinical studies of $3.4 million, salaries and benefits of $0.3 million, lab supplies of $0.2 million, consulting costs of $0.1 million, and other expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 and 2023 were $12.9 million and $16.0 million, respectively. The $3.1 million decrease was primarily due to decreases in compensation of $3.0 million arising from lower share based compensation expenses, decrease in headcount and lower separation costs, legal and settlement expenses of $0.9 million, consulting and directors’ expenses of $0.4 million, and other expenses of $0.3 million, partially offset by increases in insurance costs of $0.9 million, marketing and advertising expenses of $0.3 million, and certain other public company expenses of $0.3 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2024 and 2023 were $0.4 million and $0.2 million other expense, respectively. The $0.2 million increase in net expenses primarily relates to a decrease in grant income from CIRM of $2.7 million and the net change in fair value of Forward Purchase Agreement Derivative Asset, Public Warrants, and Private Placement Warrants of $0.8 million, partially offset by decreases in Series B Convertible Preferred Stock financing costs of $2.7 million, debt extinguishment losses of $0.5 million, and interest expense of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through sales of common stock, convertible preferred stock, contingently convertible and convertible promissory notes, term loans, lines of credit, and SAFEs. These investments have also been made by and included various related parties.

As of December 31, 2024, we had a cash balance of $9.6 million and restricted cash of $0.2 million. Our debt and liability obligations as of December 31, 2024 include $4.4 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $3.1 million in operating lease liabilities, $3.0 million in term notes payable, including related party amounts, $0.6 million in promissory notes, $0.6 million in related party other current liabilities, $0.2 million in bridge loan payable, $0.2 million in finance lease liabilities, and $0.1 million in warrant liabilities, including related party amounts. Subsequent to December 31, 2024, principal and interest of $2.8 million were paid.

Financing and Financing-Related Transactions Subsequent to December 31, 2024

Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, Calidi entered into a Placement Agency Agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which Calidi agreed to issue and sell in a public offering 5,000,000 shares of Calidi’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $0.85 per Share. The closing of the offering took place on January 10, 2025. The gross proceeds from the offering were $4.3 million, before deducting placement agent fees and other offering expenses payable by Calidi and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants (as defined below). The common stock shares were offered by Calidi pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

Shelf Registration Statement

On January 10, 2025, Calidi filed a Form S-3 shelf registration statement under the Securities Act of 1933, which was declared effective by the SEC on February 7, 2025, providing for the public offer and sale of up to $25.0 million of Calidi’s shares of common stock.

Termination of Standby Equity Purchase Agreement

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

On January 23, 2025, Calidi delivered to Yorkville, a Notice of Termination of the SEPA, as required under Section 10.01(b) of the SEPA, which notifies Yorkville of Calidi’s election to terminate the SEPA. Termination of the SEPA became effective as of January 23, 2025, as mutually agreed by Calidi and Yorkville.

At the time of the termination, there were no outstanding borrowings, advance notices or shares of common stock to be issued under the SEPA. In addition, there are no fees due by Calidi or Yorkville in connection with the termination of the SEPA.

Increase in Maximum Aggregate Offering Amount under the At The Market Offering Agreement

On February 4, 2025, Calidi increased the maximum aggregate offering amount of the shares of Calidi’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc., dated October 11, 2024, from $5.1 million to $11.2 million and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Sales Agreement for an aggregate of $6.1 million. Prior to February 4, 2025, Calidi sold shares of common stock having an aggregate sales price of approximately $5.0 million under the Sales Agreement, including $3.2 million in 2024. Subsequent to December 31, 2024, Calidi sold 2,862,911 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement. See Note 12.

Registered Direct and Concurrent Private Placement

On March 28, 2025, Calidi entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which Calidi issued to the Purchaser, (i) in a registered offering, 3,325,000 shares of Calidi Common Stock, at a purchase price of $0.65 per share, and at the election of the investor, in lieu of the common stock, pre-funded warrants to purchase up to 2,728,000 shares of Common Stock at a price of $0.649 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant, and (ii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 6,053,000 shares of Common Stock (the “Series G Common Warrants”).

The Pre-funded Warrants are exercisable immediately at an exercise price of $0.001 per share, and shall remain valid and exercisable until all the Pre-funded Warrants are exercised in full. The Series G Common Warrants have an exercise price of $0.6954 per share, will be exercisable six months following the date of issuance, and will have a term of seven and one-half years from the date of exercisability. Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as the placement agent. The securities issued in these Transactions do not contain any variable or priced based resets.

The closing of the Transactions took place on March 31, 2025. The gross proceeds from the Transactions were approximately $3.9 million before deducting placement agent fees and other offering expenses payable by Calidi. See Note 12.

Financing and Financing-Related Transactions During the Year Ended December 31, 2024

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

All references to share and per share amounts for all periods presented in the consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split.

Public Financing

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

Confidentially Marketed Public Offering (CMPO)

On November 14, 2024, we entered into a Placement Agency Agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which we agreed to issue and sell in a public offering 4,437,869 shares of Calidi’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $1.69 per Share. The closing of the offering took place on November 15, 2024. The gross proceeds from the offering were $7.5 million, before deducting placement agent fees and other offering expenses payable by us and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants (as defined below). The common stock shares were offered by Calidi pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

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

At The Market Offering Agreement

On October 11, 2024, Calidi entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), under which Calidi may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of Calidi’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from Calidi (including any price or size limits or other customary parameters or conditions Calidi may impose). Calidi sold shares of common stock having an aggregate sales price of approximately $3.2 million under the Sales Agreement in 2024.

2024 Bridge Loan

On January 19, 2024, Calidi received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Calidi issued an aggregate of 893 shares of restricted common stock to the Lender.

As of December 31, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million, which was fully settled in January 2025.

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

The 2024 Convertible Note also provides the Investor a voluntary right to convert all, but not less than all, the Principal Amount and accrued interest into shares of Calidi’s common stock at a conversion rate equal to a 10% discount to the 10-day VWAP as determined immediately before January 26, 2024. In addition, upon such voluntary conversion by the Investor, the Investor will be entitled to a warrant for 50% of the number of shares of Calidi’s common stock issued upon the Note conversion at an exercise equal to 120% of the Conversion Price (the “2024 Note Warrant”). In the event Calidi consummates a public offering prior to the maturity date of the 2024 Convertible Note, the 2024 Convertible Note and accrued interest will be subject to a mandatory conversion into the equity securities of Calidi issued and sold to investors in such public offering, equal to the price per share of the equity security sold to other purchasers and subject to similar terms and conditions of such public offering, except that such equity securities received under a mandatory conversion will be restricted securities.

On April 18, 2024, pursuant to the April Public Offering (see Note 1), Calidi’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into shares of Common Stock Unit shares, with terms identical to those sold in the April Public Offering. As of that date, the convertible note was no longer outstanding.

Convertible Promissory Notes and Unasserted Claim Settlement

On March 8, 2024, Calidi entered into settlement agreement (“Settlement Agreement”) with an investor who previously enter into a series of related agreements including (i) an agreement with Calidi Cure to fund the purchase of Calidi Series B Preferred Stock; (ii) a Non-Redemption Agreement with Calidi; (iii) an OTC Equity Prepaid Forward Purchase Agreement with Calidi; and (iv) a Subscription Agreement with Calidi (items (i) through (iv) collectively “the Supplemental Funding Agreements”) for the purpose of satisfying the “Minimum Cash Condition” required under the Business Combination agreement between First Light Acquisition Group, Inc., and Calidi Biotherapeutics, Inc., a Nevada corporation among others. Pursuant to the Settlement Agreement, (i) the investor purchased a $2.0 million convertible note from Calidi for cash and (ii) Calidi issued to the investor a $1.5 million convertible note in consideration for the settlement of all claims related to the Supplemental Funding Agreements. The $2.0 million convertible note and $1.5 million convertible note are collectively herein referred to as the “Convertible Notes”. The Convertible Notes bear semiannual interest at 10.0% per annum and each mature on March 8, 2028, unless due earlier due to an event of a default. After the earlier of 180 days or the effective date of a registration statement registering Calidi’s common stock underlying the Convertible Notes, Calidi may prepay the Convertible Notes, including any interest earned thereon, without penalty. The Convertible Notes provide the Investor a right to convert in whole or in part , the Principal Amount (as defined in the Convertible Notes) and accrued interest earned thereon into shares of Calidi’s common stock at an initial note conversion price equal to 94.0% of the 10-day VWAP ending the business day preceding execution of the Convertible Notes, subject to a reset note conversion price equal to 94.0% of 10-day VWAP ending on the one hundred and eightieth (180th) day from the issuance of the Convertible Notes. On September 4, 2024, the exercise price was reset to $1.14. In the event Calidi completes a financing (i) of at least $8.0 million in an offering registered with the SEC; or (ii) of at least $2.0 million with a non-affiliated purchaser at an effective price of at least 150.0% of the initial note conversion price, then the Convertible Notes will be subject to mandatory conversion at the lower of the initial note conversion price and reset note conversion price.

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

From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of Calidi’s existing $2.0 million convertible note was converted into 1,679,045 shares of common stock. Upon completion of the conversions, the convertible note was no longer outstanding.

2021 Term Notes Payable

As of December 31, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 14% and 24%, respectively and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively. The term note was subsequently settled in January 2025.

2022 Term Notes Payable

As of December 31, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 14% and 24% per annum, respectively, for a total principal of $0.2 million, and 16% and 15% per annum for a total principal of $0.2 million, respectively. As of December 31, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million. The term notes were subsequently settled in January 2025.

2023 Term Notes Payable

As of December 31, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 14% and 24% per annum, respectively, for a total principal of $1.1 million, 18% and 14% per annum for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of December 31, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.9 million and $1.9 million, respectively. Term notes of $0.5 million were subsequently settled in January 2025.

Promissory Note Loan Agreement

On July 1, 2024, Calidi entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan Calidi the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 which was issued to the Lender by Calidi (the “Promissory Note”).

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

Public and Private Warrants Assumed in FLAG Merger

In connection with the closing of the FLAG Merger on September 12, 2023, Calidi assumed 1,150,000 public warrants to purchase common stock with an exercise price of $115.00 per share. The Public Warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of Calidi’s common stock. Calidi may redeem the outstanding Public Warrants for $0.01 per warrant, if the reported last sale price of the common stock equals or exceeds $180.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before Calidi sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by Calidi, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.

Calidi further assumed 191,217 private placement warrants to purchase common stock with an exercise price of $115.00 per share. The private placement warrants in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants, including the exercise price, exercisability and exercise period.

On October 17, 2024, Calidi received notice from the NYSE that Calidi’s Public Warrants to purchase common stock are no longer suitable for listing pursuant to Section 1001 of the NYSE American Company Guide due to the low trading price of such public warrants, and that the NYSE Regulation has determined to commence proceedings to delist the public warrants. The Public Warrants may be traded on the OTC Pink Marketplace under the symbol CLDWW.

As of December 31, 2024, 1,150,000 Public Warrants and 191,217 private warrants were outstanding, respectively.

Common Stock Non-Series Warrants

On February 21, 2024, in connection with a settlement agreement, Calidi issued 40,000 warrants to purchase Restricted Shares which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On July 26, 2024, pursuant to a subscription agreement entered into with an accredited investor, a related-party (see Note 8), Calidi sold to the investor warrants to purchase 600,000 shares of Calidi’s common stock, which (i) have an exercise price equal to $1.90 per share; and (ii) are exercisable for 3 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

As of December 31, 2024, 640,000 non-series warrants to purchase Calidi common stock were outstanding. Calidi evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815 and accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement or it otherwise does not meet other equity classification criteria.

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

On October 23, 2024, in connection with the closing of the October Public Offering, we issued to the Placement Agent (or its designees) warrants to purchase an aggregate of 102,500 shares of common stock, which (i) have an exercise price per share equal to $1.25 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant. The Placement Agent Warrant may be exercisable via “cashless exercise” in certain circumstances.

On November 15, 2024, in connection with the closing of the November Public Offering, we issued to the Placement Agent (or its designees) warrants to purchase an aggregate of 221,893 shares of common stock, which (i) have an exercise price per share equal to $2.11; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant. The Placement Agent Warrant may be exercisable via “cashless exercise” in certain circumstances.

As of December 31, 2024, all placement agent warrants to purchase a total of 453,871 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

As of December 31, 2024, Series A warrants to purchase 1,051,635 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

As of December 31, 2024, Series B warrants to purchase 689,335 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series C warrants was reset to $1.52 per share, effective July 22, 2024. During the year ended December 31, 2024, Series C warrants to purchase 637,500 shares of common stock were exercised at an exercise price of $1.52 per share. Pursuant to the issuance of common stock per such warrant exercises, Calidi received gross proceeds of approximately $1.0 million. 336,635 Series C warrants expired on August 18, 2024.

As of December 31, 2024, no Series C warrants remained outstanding.

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

During the year ended December 31, 2024, pursuant to the terms of the Series B Warrants, Calidi issued Series B-1 warrants to purchase 820,000 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series B-1 warrants to purchase 325,000 shares of common stock were exercised at $1.52 per share and Calidi received gross proceeds of approximately $0.5 million.

As of December 31, 2024, Series B-1 warrants to purchase 762,300 shares of common stock remained outstanding.

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

During the year ended December 31, 2024, pursuant to the terms of the Series C Warrants, Calidi issued Series C-1 warrants to purchase 637,500 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series C-1 warrants to purchase 575,000 shares of common stock were exercised at $1.52 per share and Calidi received gross proceeds of approximately $0.9 million.

As of December 31, 2024, Series C-1 warrants to purchase 815,000 shares of common stock remained outstanding. There were no such warrants outstanding as of December 31, 2023.

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

As of December 31, 2024, Series D warrants to purchase 1,069,800 shares of common stock remain outstanding. There were no such warrants outstanding as of December 31, 2023.

Series E Warrants

On October 23, 2024, in connection with the Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (see Note 1), Calidi issued Series E warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 1 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of December 31, 2024, Series E warrants to purchase 2,050,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series F Warrants

On October 23, 2024, in connection with the Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (see Note 1), Calidi issued Series F warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of December 31, 2024, Series F warrants to purchase 2,050,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of December 31, 2024, we do not believe it probable that we will make these payments.

Other commitments and contingencies include (i) various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $3.7 million, (ii) certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.3 million, and (iii) severance costs due on January 1, 2025 totaling $0.4 million. The severance costs were paid in full in January 2025.

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

Please see Note 2 to our consolidated financial statements for additional details.

Related Party Transactions

Please see Note 6 to our annual consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the year ended December 31, 2024 and 2023

The following table shows a summary of our cash flows for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Net cash (used in) provided by:
Operating activities	$(19,694)	$(26,983)	$7,289	(27)%
Investing activities	(16)	(478)	462	(97)%
Financing activities	27,365	29,044	(1,679)	(6)%
Effect of exchange rate on cash	(14)	(6)	(8)	133%
Net increase in cash and restricted cash	$7,641	$1,577	$6,064	385%

Operating activities

Net cash used in operating activities was $19.7 million for the year ended December 31, 2024, primarily resulting from our net loss of $22.2 million. Our net loss was reduced by certain non-cash items that included $3.0 million in stock-based compensation, $1.1 million in amortization of right of use assets, and $0.4 million in depreciation expense, partially increased by $1.7 million from the change in our operating assets and liabilities, and $0.3 million from the change in fair value of debt and other liabilities.

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

Investing activities

Net cash used in investing activities was $16,000 for the year ended December 31, 2024, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $0.5 million for the year ended December 31, 2023, which primarily related to the purchase of certain machinery and equipment of $0.6 million partially offset by proceeds from security deposits, net of $0.1 million.

Financing activities

Net cash provided by financing activities was $27.4 million for the year ended December 31, 2024, which primarily related to proceeds from the November Public Offering of $6.8 million, proceeds from the April Public Offering of $5.4 million, proceeds from the exercise of common stock and pre-funded warrants of $4.8 million, proceeds from At the Market Offering of $3.1 million, proceeds from issuance of convertible notes payable of $3.0 million, proceeds from the May Inducement Offer of $2.1 million, proceeds from issuance of noncontrolling interest of $2.0 million, proceeds from the October Public Offering of $1.8 million, proceeds from the issuance of common shares and warrants per subscription agreement of $1.0 million, proceeds from issuance of promissory note of $0.6 million, and related party proceeds from issuance of a bridge loan payable of $0.2 million, partially offset by payment of financing costs of $1.5 million, repayment of convertible notes payable of $1.5 million, repayment of term notes payable of $0.3 million, and repayment of finance lease obligations of $0.1 million.

Net cash provided by financing activities was $29.0 million for the year ended December 31, 2023, which primarily related to related party proceeds from issuance of Series B Preferred Stock of $24.5 million, proceeds from New Money PIPE Subscription Agreement of $2.8 million, proceeds from SAFEs of $2.8 million, related party proceeds from issuance of term notes payable of $2.0 million, proceeds from issuance of term notes payable of $1.2 million, and proceeds from exercise of stock options of $0.3 million, partially offset by payment of financing costs of $2.2 million, repayment of principal on loan payables of $1.0 million, repayment of related party term notes of $1.0 million, repayment of term note payables of $0.3 million, and repayment of financing lease obligations of $0.1 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the consolidated financial statements as of and for the year ended December 31, 2024 appearing elsewhere in this Form 10-K. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned consolidated financial statements were issued. See Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-K for additional information on our assessment.

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

Our existing cash will not be sufficient to complete development of CLD-101, CLD-201, and CLD-400. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. Our estimates are based on historical trends and other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in more detail in Note 2 in the notes to consolidated financial statements as of and for the years ended December 31, 2024 and 2023 appearing elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We paid amounts under such agreements at the time of execution and pay annual fees. We have not paid any royalties under these agreements to date. We have not included the annual license fee payments contractual obligations because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements and amounts that could become payable in the future under these agreements, please see the sub-section entitled “License Agreements” within the “Item 1. Business” section herein.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024 and 2023.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our Company is managed by or under the direction of its board of directors. The following table sets forth certain information regarding our current executive officers and directors, as well as their respective ages, as of March 10, 2025.

Name	Age	Title

Allan Camaisa	65	Chief Executive Officer, Chairman of the Board and Director
Andrew Jackson	56	Chief Financial Officer
Boris Minev	62	President of Medical and Scientific Affairs and Interim Chief Medical Officer
Wendy Pizarro	54	Chief Corporate Development Officer, Chief Legal Officer, Chief Diversity Officer and Corporate Secretary
Alan Stewart	61	Director(1)(3)
Scott Leftwich	64	Director(2)(3)
James Schoeneck	67	Director(1)(2)(3)
George Peoples	63	Director(4)

(1) Member of audit committee.

(2) Member of the compensation committee.

(3) Member of the nomination and corporate governance committee.

(4) Effective July 1, 2024, Dr. George Peoples was appointed to the Board.

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

Wendy Pizarro, Esq. Ms. Pizarro has been our Chief Legal Officer and Chief Diversity Officer since September 2021, and our Corporate Secretary since December 2021. Ms. Pizarro has over 20 years of experience in corporate and business law. From January 2010 to September 2021, she founded and led California Law Partners, a boutique law firm primarily serving as outside general counsel, corporate counsel and the lead crisis manager to select high net worth multi-family offices. She has directed legal strategy related to risk management, compliance and operations to manage and grow an asset portfolio of over $1.5 billion in multi-generational wealth with over 60% of the portfolio in private investments. From 1997 to 2002, Ms. Pizarro previously worked with leading Silicon Valley law firms, including Venture Law Group and DLA Piper in Palo Alto, on numerous general corporate and intellectual property matters and corporate securities transactions for disruptive technology companies in all phases of their life cycles from start-up to liquidity event (IPO and M&A) primarily in small teams serving infrastructure and e-commerce. Since September 2019, Ms. Pizarro is also a co-founder and investor of Never Train Alone, a mobile application, where she designed the software user interface for an Apple iOS app related to mobile fitness, corporate wellness and preventative health. Ms. Pizarro has received numerous guest speaking engagements and awards, including recognition as one of Discover Magazine’s Power Women of San Diego in 2021. Ms. Pizarro is also active as a community leader and volunteer and is currently a board member of the Tec 3 Foundation in Rancho Santa Fe, CA and a lifetime member of Rady Children’s Hospital Auxiliary, previously serving as a unit officer and board member from 2014 – 2016. Ms. Pizarro received a J.D. from the Harvard Law School, M.ST. from the University of Oxford, and an M.A. and B.A. from Yale University graduating magna cum laude with honors in distinction. Ms. Pizarro is a member of the State Bar of California and U.S. District Court, Southern District of California.

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

George E. Peoples, Jr., M.D., F.A.C.S. Dr. Peoples was appointed as a director of Calidi effective July 1, 2024. Dr. Peoples served 30 years of active duty as a surgeon and research scientist in the military. Dr. Peoples is currently a Professor of Surgery at Uniformed Services University of the Health Sciences (USUHS) and a Professor (adjunct) of Surgical Oncology at MD Anderson Cancer Center (MDACC). In addition, Dr. Peoples is also the Founder and CEO of Cancer Insight, and the Founder and a director of the Cancer Vaccine Development Program. He also currently serves as a Board Member for Texas Biomedical Research Institute since 2019 and as a Trustee for San Antonio Medical Foundation since 2017. Dr. Peoples is a graduate of the United States Military Academy, West Point and the Johns Hopkins School of Medicine. He completed his surgical training at Harvard’s Brigham and Women’s Hospital and also completed a postdoctoral fellowship at the Laboratory of Biologic Cancer Therapy at Harvard Medical School. He then completed a surgical oncology fellowship at MDACC prior to becoming the Chief of Surgical Oncology at WRAMC. He has published over 300 peer-reviewed manuscripts, abstracts, and book chapters on immuno-oncology and cancer vaccine development. Dr. Peoples received his M.D. from Johns Hopkins University School of Medicine in 1988 and his Bachelor of Science from the United States Military Academy in 1984.

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

In accordance with the terms of the Bylaws, the board of directors may establish the authorized number of directors from time to time by resolution. The board of directors consists of five (5) members.

Our stockholders held the Special Meeting, at which meeting the stockholders approved and adopted a proposal to elect seven directors to serve staggered terms on the board of directors upon the consummation of the Business Combination until the first, second and third annual meetings of stockholders following the date of effectiveness of the Second Amended and Restated Certificate of Incorporation of the Company, as applicable, or until the election and qualification of their respective successors, or until their earlier resignation, removal or death. In accordance with the Second Amended and Restated Certificate of Incorporation, the board of directors is divided into three classes, as nearly equal in number as possible and designated Class I, Class II and Class III. The term of the initial Class I Directors expires at the first annual meeting of the stockholders of the Company following the effectiveness of this Second Amended and Restated Certificate of Incorporation; the term of the initial Class II Directors expires at the second annual meeting of the stockholders of the Company following the effectiveness the Second Amended and Restated Certificate of Incorporation; and the term of the initial Class III Directors will expire at the third annual meeting of the stockholders of the Company following the effectiveness of the Second Amended and Restated Certificate of Incorporation. The current directors of Class I, Class II and Class III are as follows:

●	Alan Stewart serves as the Class I director;
●	George Peoples and James Schoeneck serve as the Class II directors; and
●	Allan Camaisa and Scott Leftwich serve as the Class III directors.

Director Independence

In connection with the appointment of the directors to the committees, the board of directors undertook a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, the board of directors determined that none of the directors, other than Mr. Camaisa, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the NYSE listing standards. In making these determinations, the board of directors of considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the board of directors deems relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions described in the section entitled “Related Party Transactions.”

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

Compensation Committee

The compensation committee consists of the following members: James Schoeneck, Scott Leftwich and George Peoples. The chairman of our compensation committee is James Schoeneck. Our board of directors has determined that each member of the compensation committee satisfies the independence requirements under the listing standards of the NYSE, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended December 31, 2024, were timely filed except for the following due to administrative oversight: Form 4s filed three months late on July 2, 2024, reporting the respective grants of RSUs to Scott Leftwich, James Schoeneck, and Alan Stewart under the 2023 Plan on March 29, 2024; and Form 4 filed five business days late on July 11, 2024 reporting the grant of non-qualified stock options to Dr. George Peoples on July 1, 2024; and the Form 4s filed 14 business days late on October 15, 2024 reporting the issuance of the respective non-qualified stock option grants of Dr. George Peoples, Alan Stewart, Scott Leftwich and James Schoeneck under the 2023 Plan on September 20, 2024.

ITEM 11 - EXECUTIVE COMPENSATION

Calidi Executive Officer and Director Compensation

The following disclosure concerns the compensation arrangements of Calidi’s named executive officers and directors for the fiscal year ended December 31, 2024 and December 31, 2023. Such disclosure should be read together with the compensation tables and related disclosures provided below and in conjunction with Calidi’s financial statements and related notes appearing elsewhere in this report. As an emerging growth company, Calidi has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, and paid to the named executive officers of Calidi for services rendered to Calidi in all capacities for the fiscal year ended December 31, 2024.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($)(1)	NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL ($)

Allan Camaisa(3)	2024	450,000	—	4,341	—	54,780	509,121
Chief Executive Officer and Chairman of the Board	2023	257,240	—	130,332	—	48,940	436,512
Andrew Jackson(4)	2024	430,000	—	42,805	—	44,075	516,880
Chief Financial Officer	2023	66,154	—	—	—	5,481	71,635
Wendy Pizarro(5)	2024	415,385	—	14,372	—	54,258	484,015
Chief Legal Officer, Chief Administrative Officer, Chief Diversity Officer and Corporate Secretary	2023	245,219	—	—	—	50,185	295,404
Boris Minev, Ph.D.	2024	375,000	—	4,453	—	38,278	417,731
President, Medical & Scientific Affairs	2023	320,192	30,000	—	—	49,904	400,096

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in Calidi’s consolidated financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 9 to Calidi’s consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized, if any, by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	This column reflects the aggregate value of other categories of payment, consisting of costs of medical, dental, vision, life and disability insurance coverage, commuter reimbursement fees and cell phone plan costs, paid by Calidi, as well as deferred salary, if any, for certain individuals as discussed in the notes below.

(3)	Mr. Camaisa also serves as the chairman of the board of directors but does not receive any additional compensation in his capacity as a director.

(4)	Mr. Jackson was hired on October 30, 2023.

(5)	In addition to the other payments referenced in note (2), under the terms of her employment contract, Ms. Pizarro had deferred salary in the amount of $325,105 for 2022 which was paid upon the Company completing the Business Combination in September 2023. For a brief description of the deferral arrangement see “Agreements with Named Executive Officers” below. As of December 31, 2023, there was no deferred salary payable to Ms. Pizarro.

Non-Equity Compensation

We seek to motivate and reward our named executive officers for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus payable in cash of up to 50% for Mr. Camaisa, up to 40% for Ms. Pizarro, up to 35% for Mr. Jackson, up to 30% for Dr. Minev, and up to 35% for other executive officers, as approved by our board of directors from time to time based on the achievement of individual and company-wide annual performance goals as determined by our compensation committee.

Equity Incentive Plan

Prior to January 1, 2019, we adopted the 2016 Stock Plan (the “2016 Plan”) under which we were authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, we terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, we assumed the outstanding options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, we adopted the 2023 Equity Incentive Plan (the “2023 Plan” or the “Incentive Plan”). Since only the outstanding options under the 2019 Plan was assumed, we may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options issued under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 2,000,000 equity awards, which was increased to up to 2,550,000 in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of December 31, 2024, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

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

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 393,781 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of December 31, 2024, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $92.70 per share to the then current fair value of $71.10 per share pursuant to an updated valuation report. The year ended December 31, 2024 includes a noncash compensation charge of approximately $0.1 million in connection with this repricing. The year ended December 31, 2023 included a noncash compensation charge of approximately $0.2 million in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

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

On July 15, 2024, we effected a 1-for-10 Reverse Stock Split. As a result, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by Calidi, and the number of shares of Common Stock reserved for future issuance under the 2023 Equity Incentive Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split.

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

Outstanding Equity Awards as of December 31, 2024

The following table sets forth certain information about equity awards granted to Calidi’s named executive officers that remained outstanding as of December 31, 2024.

	OPTION AWARDS
NAME	grant date	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)		OPTION EXPIRATION DATE

Allan J. Camaisa (granted to AJC Capital, of which Mr. Camaisa is the sole member except for the grants on February 1, 2022, December 21, 2023 and June 17, 2024 which were granted to Mr. Camaisa individually)	7/01/2016	33,299	—	4.80		7/01/2026
	7/01/2016	33,299	—	4.80		7/01/2026
	7/01/2016	4,163	—	6.01		7/01/2026
	1/01/2017	41,623	—	6.01		1/01/2027
	1/01/2018	41,623	—	6.01		1/01/2028
	1/01/2019	41,623	—	6.01		1/01/2029
	1/01/2020	41,623	—	24.02		1/01/2030
	03/30/2021	9,755	651	24.02		3/30/2031
	12/02/2021	7,284	1,041	40.12		12/02/2031
	12/02/2021	8,454	1,952	40.12		12/02/2031
	2/01/2022	1,257	1,176	71.10	(1)	2/01/2032
	2/01/2022	2,841	1,171	71.10	(1)	2/01/2032
	12/21/2023	10,000	—	18.00		12/21/2033
	6/17/2024	917	3,083	2.15		6/17/2029

Andrew Jackson	6/17/2024	8,749	21,251	1.95		6/17/2034

Wendy Pizarro	12/02/2021	2,607	559	40.12		12/02/2031
	2/01/2022	1,347	1,259	71.10	(1)	2/01/2032
	2/01/2022	8,738	3,598	71.10	(1)	2/01/2032
	6/17/2024	917	3,083	1.95		6/17/2034
	6/17/2024	875	5,125	1.95		6/17/2034

Boris Minev	7/01/2016	14,569	—	6.01		7/01/2026
	12/27/2019	347	—	24.02		12/27/2029
	4/15/2020	347	—	24.02		4/15/2030
	3/30/2021	3,251	651	24.02		3/30/2031
	2/28/2022	1,300	1,215	71.10	(1)	2/28/2032
	6/17/2024	981	2,155	1.95		6/17/2034

(1)	On January 18, 2023, the $92.70 exercise price per share was adjusted to $71.10 per share pursuant to a January 2023 valuation and a repricing of certain stock options approved by Calidi’s Board of Directors. All vesting conditions remained unchanged.

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

Allan Camaisa. On September 1, 2021, we entered into an employment agreement with Allan Camaisa. Mr. Camaisa is entitled to an initial annual base salary of $29,120, which will be increased to an annual base salary of $410,000, in the event we complete a single capital raise of $10 million or more. Mr. Camaisa may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 50% as approved from time to time by the board of directors pursuant to targets set by the compensation committee. Under his employment agreement, Mr. Camaisa also received an option to purchase 10,425 shares of the Company’s common stock and additional stock options may also be granted to him from time to time as determined by the board of directors. Such stock options shall have an exercise price equal to the “Fair Market Value” per share of the Company’s common stock on the date of grant and will be granted pursuant to the Company’s 2019 Equity Incentive Plan.

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

Wendy Pizarro. On September 11, 2021, we entered into an agreement with Ms. Pizarro (the “Pizarro Agreement”). Ms. Pizarro’s base salary is deferred until an institutional round of funding closes. Upon closing of an institutional round of funding, Ms. Pizarro’s annual base salary will be $315,000 retroactive to Ms. Pizarro’s start date. Ms. Pizarro’s base salary will be increased to $380,000 upon Calidi raising a one-time lump sum of $10 million in capital or more. Ms. Pizarro also received a one-time sign-on bonus of $25,000. Subject to board approval, the Pizarro Agreement provides for options to purchase 10,405 shares of common stock at an exercise price equal to fair market value, subject to vesting restrictions. Ms. Pizarro may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 30% as approved from time to time by the board of directors pursuant to targets set by the compensation committee.

Effective February 1, 2022, Calidi and Ms. Pizarro entered into an updated employment agreement adding additional roles and responsibilities of Chief Administrative Officer and Corporate Secretary to her existing roles and responsibilities of Chief Legal Officer and Chief Diversity Officer (“Pizarro Updated 2022 Employment Agreement”). Under the Pizarro Updated 2022 Employment Agreement, from the date of September 6, 2021 through January 31, 2022, Ms. Pizarro will receive a deferred annual base salary of $315,000 and from February 1, 2022, Ms. Pizarro’s deferred base salary was increased to $400,000. Ms. Pizarro’s base salary was deferred until an institutional round of funding closes. Ms. Pizarro will be eligible to earn an annual discretionary bonus under our bonus plan of up to 30% her base salary as approved from time to time by the board of directors. In addition, Ms. Pizarro was granted options to purchase 16,648 shares of common stock based on standard vesting conditions under the 2019 Plan at an exercise price of $92.70 per share (as adjusted to $71.10 per share in January 2023 noted above), as well as acceleration of vesting of certain, previously granted stock options under the 2019 Plan upon the completion of certain events. The Pizarro Updated 2022 Employment Agreement also provides for certain severance benefits, the terms of which are described below under “— Potential Payments Upon Termination or Change in Control”, and for accrued deferred compensation payment described in the Non-Qualified Deferred Compensation Earnings column in the Summary Compensation Table above.

Effective May 13, 2024, Ms. Pizarro’s base salary increased to $425,000 and her annual discretionary bonus target increased to 40%. Additionally, Ms. Pizarro was eligible to receive a bonus of $120,000 contingent on Calidi closing a $10 million debt or equity round on or before December 31, 2024.

Boris Minev, Ph.D. On March 1, 2023, we entered into an employment agreement, as amended, with Boris Minev, Ph.D. Dr. Minev is entitled to an initial annual base salary of $300,000, which will be increased to $375,000 in the event we complete a single capital raise of $10 million or more. Dr. Minev may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 30% as approved from time to time by the board of directors. In addition, Dr. Minev will be entitled to a bonus of $100,000 for SNVI IND approval, and an additional $100,000 bonus for NNVI Phae 1B/2 IND approval or contributing significantly to signing of a license agreement in excess of $5 million. Under his employment agreement, Dr. Minev is entitled to receive an option to purchase 3,122 shares of common stock. In addition, Dr. Minev will be granted options to purchase 3,122 shares of common stock upon approval of the SNVI IND and options to purchase an additional 3,122 shares upon approval of the NNVI Phase 1B/2 IND.

Andrew Jackson. On October 25, 2023, we entered into an employment agreement with Andrew Jackson to serve as Chief Financial Officer, which became effective on October 30, 2023. Mr. Jackson has an annual base salary of $430,000 and is eligible to receive an annual bonus representing up to 35% of Mr. Jackson’s base salary, subject to the approval of the Board of Directors. In addition, subject to approval by the Board of Directors, we agreed to grant Mr. Jackson 30,000 incentive stock option to purchase Company common stock at an exercise price equal to the fair market value per share of the Company’s common stock on the date of grant (the “Stock Options”). Vesting of Stock Options will commence on the Effective Date (“Vesting Commencement Date”) and shall have a one (1) year cliff wherein 25% shall vest upon the one (1) year anniversary of the Vesting Commencement Date, and thereafter, 1/36th of the remaining shares subject to the Stock Options shall vest on the last day of each one month period of Mr. Jackson’s service as an employee, so that all of the shares subject to the Stock Options shall be vested on the fourth (4th) anniversary of the Vesting Commencement Date.

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

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Calidi during the fiscal year ended December 31, 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan sponsored by Calidi during the fiscal year ended December 31, 2024.

Benefits

Each of the named executive officers is eligible to participate in Calidi’s standard employee benefit plans and programs.

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $23,000 for calendar year 2024. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Effective January 1, 2023, the 401(k) plan was changed to a safe harbor plan under which we will make safe harbor contributions equal to 100% of a participant’s elective deferral, not to exceed 4% of compensation.

Other Benefits

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees.

We generally have not provided perquisites or personal benefits except in limited circumstances, and except as set forth above under “Summary Compensation Table,” we did not provide any perquisites or personal benefits to our named executive officers in fiscal year ended December 31, 2024.

2024 Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors earned or paid for services rendered to Calidi for the year ended December 31, 2024. Mr. Camaisa also served as our director. Mr. Camaisa’s compensation as named executive officer is set forth above under “Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH ($)	OPTION AWARDS ($)(1)	RESTRICTED STOCK UNITS ($)	TOTAL ($)
James A. Schoeneck	31,875	15,603	31,874	79,352
Scott Leftwich(2)	13,438	15,603	40,311	69,352
George Ng(3)	—	—	—	—
George Peoples(4)	23,125	19,972	—	43,097
David LaPre (5)	—	50,580	16,660	67,240
Alan Stewart	14,688	15,603	44,061	74,352
Thomas Vecchiolla(6)	—	—	—	—
	83,126	117,361	132,906	333,393

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 9 to our consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Certain fees earned by Mr. Leftwich were deferred and unpaid prior to January 1, 2021, and as of December 31, 2024, accrued and unpaid board and advisory fees due to Mr. Leftwich totaled $0.6 million (see Notes 6 and 12), which were paid in January 2025.
(3)	Mr. Ng. allowed the term of his directorship position to expire and did not seek re-election at the 2024 annual general meeting held on September 20, 2024.
(4)	Mr. Peoples was appointed to the Board on July 1, 2024.
(5)	Mr. LaPre resigned as a director effective May 10, 2024.
(6)	Mr. Vecchiolla resigned as a director effective January 1, 2024.

	NUMBER OF SHARES SUBJECT TO OUTSTANDING OPTIONS AS OF DECEMBER 31, 2024	NUMBER OF SHARES SUBJECT TO OUTSTANDING RESTRICTED STOCK UNITS AS OF DECEMBER 31, 2024
Scott Leftwich	87,597	11,684
George Ng(1)	64,518	—
James A. Schoeneck	59,501	—
Alan Stewart	25,467	12,771
George Peoples(2)	23,308	—

(1)	Mr. Ng. allowed the term of his directorship position to expire and did not seek re-election at the 2024 annual general meeting held on September 20, 2024.
(2)	Mr. Peoples was appointed to the Board on July 1, 2024.

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

Exchange Stock Options

As a result of the Business Combination, all outstanding options to purchase Calidi stock were assumed by the Company and the Assumed Options are currently exercisable for newly issued shares of common stock of Calidi, subject to the terms of their applicable plan and agreement pursuant to which to original options were granted. As such each Assumed Option is subject to the terms and conditions set forth in the Calidi Equity Plan (except any references therein to Calidi or Calidi Common Stock will instead mean our common stock, and except for any other terms that are rendered inoperative by the Transactions). Each Assumed Option has the right to acquire a number of shares of our common stock equal to (as rounded down to the nearest whole number) the product of (A) the number of shares of Calidi Common Stock which the Calidi Option had the right to acquire immediately prior to the Effective Time, multiplied by (B) the Conversion Ratio; (ii) have an exercise price equal to (as rounded up to the nearest whole cent) the quotient of (A) the exercise price of the Calidi Option (in U.S. Dollars), divided by (B) the Conversion Ratio; and is subject to the same vesting schedule as the applicable Calidi Option. As of March 24, 2025, there were 673,778 Assumed Options issued and outstanding under the 2019 Plan.

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

Share Reserve. Subject to Sections 2.6 and 21 in the Incentive Plan, the total number of shares of Common Stock (the “Shares”) reserved and available for grant and issuance pursuant to the Incentive Plan is 3393,781 Shares, which is equal to 10% of the issued and outstanding shares of Calidi determined as of immediately after the closing of the Merger.

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

Incentive Stock Option Limit. No more than 300,000   shares of Calidi’s Common Stock may be issued under the Incentive Plan upon the exercise of ISOs.

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

Certain Federal Income Tax Aspects of Awards Under the Incentive Plan

This is a brief summary of the U.S. federal income tax aspects of awards that may be made under the Incentive Plan based on existing U.S. federal income tax laws as of the date of this report. This summary covers only the basic tax rules. It does not describe a number of special tax rules, including the alternative minimum tax and various elections that may be applicable under certain circumstances. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which a holder may reside, nor does it reflect the tax consequences of a holder’s death. Therefore, no one should rely on this summary for individual tax compliance, planning or decisions. Participants in the Incentive Plan should consult their own professional tax advisors concerning tax aspects of awards under the Incentive Plan. The discussion below concerning tax deductions that may become available to the Company under U.S. federal tax law is not intended to imply that the Company will necessarily obtain a tax benefit from those deductions. The tax consequences of awards under the Incentive Plan depend upon the type of award. Changes to tax laws following the date of this report could alter the tax consequences described below.

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

If the option holder holds the purchased shares for more than one year after the date the ISO was exercised and more than two years after the ISO was granted (the “required ISO holding periods”), then the option holder will generally recognize long-term capital gain or loss upon disposition of such shares. The gain or loss will equal the difference between the amount realized upon the disposition of the shares and the exercise price paid for such shares. If the option holder disposes of the purchased shares before satisfying either of the required ISO holding periods, then the option holder will recognize ordinary income equal to the fair market value of the shares on the date the ISO was price paid for the shares (or, if less, the amount realized on a sale of such shares). Any additional gain will be a capital gain and will be treated as short-term or long-term capital gain depending on how long the shares were held by the option holder.

Nonqualified Stock Options. No taxable income is recognized by an option holder upon the grant or vesting of an NSO, provided the NSO does not have a readily ascertainable fair market value. If the NSO does not have a readily ascertainable fair market value, the option holder will generally recognize ordinary income in the year in which the option is exercised equal to the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares. If the option holder is an employee or former employee, the option holder will be required to satisfy the tax withholding requirements applicable to such income. Upon resale of the purchased shares, any subsequent appreciation or depreciation in the value of the shares will be treated as short-term or long-term capital gain or loss depending on how long the shares were held by the option holder.

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

Section 409A. The foregoing description assumes that Section 409A of the Code does not apply to an award. In general, options and stock appreciation rights are exempt from Section 409A if the exercise price per share is at least equal to the fair market value per share of the underlying stock at the time the option or stock appreciation right was granted. RSUs are subject to Section 409A unless they are settled within two and one half months after the end of the later of (a) the end of the Company’s fiscal year in which vesting occurs or (b) the end of the calendar year in which vesting occurs. Restricted stock awards are not generally subject to Section 409A. If an award is subject to Section 409A and the provisions for the exercise or settlement of that award do not comply with Section 409A, then the participant would be required to recognize ordinary income whenever a portion of the award vested (regardless of whether it had been exercised or settled). This amount would also be subject to a 20% U.S. federal tax in addition to the U.S. federal income tax at the participant’s usual marginal rate for ordinary income, plus premium interest.

Tax Treatment. The Company will generally be entitled to an income tax deduction at the time and to the extent a participant recognizes ordinary income as a result of an award granted under the Incentive Plan. However, Section 162(m) of the Code may limit the deductibility of certain awards granted under the Incentive Plan. Although the Incentive Plan Administrator considers the deductibility of compensation as one factor in determining executive compensation, the Incentive Plan Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the shareholders’ best interests to maintain flexibility in the approach to executive compensation and to structure a program that the Company considers to be the most effective in attracting, motivating and retaining key employees.

New Plan Benefits

Benefits to be received under the Incentive Plan are not determinable since they depend on awards to be established by the Incentive Plan Administrator.

Registration with the SEC

On October 1, 2024, the Company filed a registration statement on Form S-8 registering the shares of our common stock reserved for issuance under the Incentive Plan.

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

Share Reserve. The maximum number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was to be set by the New Calidi Board at a number that represents approximately 2.0% of New Calidi’s issued and outstanding Common Stock immediately after the closing of the Business Combination (after giving effect to the Redemption) or such lesser amount as determined by the Board at such time. The number of shares of New Calidi Common Stock available for issuance under the 2023 ESPP upon it becoming effective could not exceed 393,781. The number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was set by the New Calidi Board at 393,781 . Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2023 ESPP.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the accompanying footnotes sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of March 24, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock on March 24, 2025;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

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

The beneficial ownership information below is based on an aggregate of approximately 28,467,580 shares (excluding 1,800,000 Non-Voting Common Stock held in escrow) of Common Stock issued and outstanding as of March 24, 2025.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned securities.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock**
Executive Officers and Directors:
Allan Camaisa(2)	1,293,379	4.5%
Andrew Jackson(4)	11,249	*
Boris Radoslavov Minev(5)	64,566	*
Wendy Pizarro Campbell(6)	34,058	*
Scott Leftwich(3)	388,830	1.4%
Alan R. Stewart(7)	44,526	*
James Schoeneck(8)	332,625	1.2%
George Peoples(9)	14,330	*
All Executive Officers and Directors as a Group (eight individuals)	2,183,563	7.5%

*	Less than one percent (1%).

**	Based on 28,467,580 shares of common stock outstanding as of March 24, 2025, which excludes 1,800,000 Non-Voting Common Stock held in escrow which may be issued upon achieving certain share price hurdles and includes shares issuable within sixty (60) days to the following entities or individuals respectively.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Calidi Biotherapeutics, Inc., 4475 Executive Drive, Suite 200, San Diego, California 92121.
(2)	Includes (i) 66,712 shares of Common Stock held by Allan Camaisa, (ii) 16,300 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Camaisa, (iii) 46,972 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Camaisa, (iv) 273,499 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by AJC Capital, LLC (“AJC”), (v) 281,513 shares of Common Stock held by AJC, and (vi) 608,383 shares of Common Stock held by Jamir Trust. Mr. Camaisa is the sole managing member and owner of AJC and the sole trustee of Jamir Trust; as such, Mr. Camaisa may be deemed to have beneficial ownership of the Common Stock held by AJC and Jamir Trust.
(3)	Includes (i) 67,774 shares of Common Stock held by Scott Leftwich, (ii) 79,291 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Leftwich, (iii) 50,000 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Leftwich, (iv) 176,057 shares of Common Stock held by SECBL, LLC (“SECBL”), (v) 15,708 shares of Common Stock held by WEBCL, LLC (“WEBCL”). Mr. Leftwich is the managing member of SECBL and WEBCL; as such, Mr. Leftwich may be deemed to have beneficial ownership of the common stock held by SECBL and WEBCL.

(4)	These shares are issuable upon exercise of vested options within sixty (60) days.
(5)	Includes (i) 42,446 shares of Common Stock and (ii) 22,120 shares of Common Stock issuable upon exercise of vested options within sixty (60) days.
(6)	Includes (i) 7,234 shares of Common Stock held by Wendy Pizarro, (ii) 17,820 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Ms. Pizarro, and (iii) 9,004 shares of Common Stock held by Gerwend, LLC, an entity in which Ms. Pizarro is a managing member. As such, Ms. Pizarro may be deemed to have shared voting, investment and dispositive power with respect to the shares held by Gerwend, LLC. Ms. Pizarro disclaims beneficial ownership of these shares except to the extent of her pecuniary interest, if any, therein.
(7)	Includes (i) 28,976 shares of Common Stock and (ii) 15,550 shares of Common Stock issuable upon exercise of vested options within sixty (60) days.
(8)	Includes (i) 13,579 shares of Common Stock held by James Schoeneck, (ii) 51,194 shares of Common Stock issuable upon exercise of vested options within sixty (60) day held by Mr. Schoeneck, (iii) 4,163 shares of Common Stock held by Mr. Schoeneck and his wife, (iv) 96,389 shares of Common Stock held by the James & Cynthia Schoeneck Family Trust, of which Mr. Schoeneck is a trustee, and (v) 167,300 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by the James & Cynthia Schoeneck Family Trust, of which Mr. Schoeneck is a trustee. As such, Mr. Schoeneck may be deemed to have shared voting, investment and dispositive power with respect to the shares held by the James & Cynthia Schoeneck Family Trust. Mr. Schoeneck disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any, therein.
(9)	These shares are issuable upon exercise of vested options within sixty (60) days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Transactions” and “Independence of the Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended December 31, 2024 and 2023, the Company’s independent public accounting firm was Marcum LLP (“Marcum”).

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit fees(1)	$461,440	$418,798
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$461,440	$418,798

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Marcum did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2024 or 2023.

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

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 9, 2023).

2.2	Amendment No. 1, dated as of February 9, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 10, 2023).

2.3	Amendment No. 2, dated as of June 16, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 23, 2023).

3.1	Second Amended And Restated Certificate of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 19, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 19, 2023).

3.3	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 1, 2024]

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated September 9, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.3	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 19, 2023).

4.4	Amendment to Warrant Agreement dated September 12, 2023, among Calidi Biotherapeutics, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 19, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to Form S-1 filed on January 29, 2024).

4.6	Form of Series A Common Warrant (incorporated by reference to Exhibit 4.6 to Form S-1 filed on January 29, 2024)

4.7	Form of Series B Common Warrant (incorporated by reference to Exhibit 4.7 to Form S-1 filed on January 29, 2024)

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Form S-1 filed on February 7, 2024).

4.9	Form of Common Stock Purchase Warrant (Convertible Note) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2024).

4.(vi)	Description of Registrant’s Securities

10.1	Form of Voting and Lock-Up Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2023).

10.2	Sponsor Agreement dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2023).

10.3	Form of Amended and Restated Registration Rights Agreement, dated as of September 12, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and related parties. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 9, 2023).

10.4#	Calidi Biotherapeutics, Inc. 2023 Equity Incentive Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus dated August 4, 2023).

10.5#	Calidi Biotherapeutics, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus dated August 4, 2023).

10.6†	License Agreement, dated June 7, 2021, by and among Calidi and Northwestern University. (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.7†	License Agreement, dated July 22, 2021, by and among Calidi and University of Chicago. (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.8	Collaboration Agreement, dated April 9, 2020, by and among Calidi and Personalized Stem Cells, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.9#	Employment Agreement, dated February 1, 2022, by and among Calidi and Allan Camaisa. (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.10#	Employment Agreement, dated February 1, 2022, by and among Calidi and George K. Ng.(incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.11#	Employment Agreement, dated February 1, 2022, by and among Calidi and Wendy Pizarro.(incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.12†	License Agreement, dated October 14, 2021, by and among Calidi and Northwestern University. (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.13	Securities Purchase Agreement, dated June 16, 2023, by and among Calidi, Jackson Investment Group, LLC and Calidi Cure, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.14	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Jackson Investment Group, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.15	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Calidi Cure, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.16	Series B Preferred Stock Investors’ Rights Agreement, dated June 16, 2023, by and among Calidi and the Investors party thereto (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.17	Voting and Lock-Up Agreement, dated June 16, 2023, by and among Calidi, First Light Acquisition Group, Inc. and Jackson Investment Group, LLC (incorporated by reference to Annex E-2 to the Proxy statement/Prospectus dated August 4, 2023).

10.18	Form of Amendment No. 1, dated as of April 12, 2023, to the Voting Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain equity holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2023).

10.19	Amendment No. 1, dated as of June 16, 2023, to the Sponsor Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and certain parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2023).

10.20	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.20 to Form 8-K filed on September 19, 2023).

10.21	Escrow Services Agreement, dated September 12, 2023, between Equiniti Trust Company, LLC and the Company. (incorporated by reference to Exhibit 10.21 to Form 8-K filed on September 19, 2023).

10.22	Forward Purchase Agreement.(Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.23	FPA Funding Amount PIPE Subscription Agreement. (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 29, 2023)

10.24	Non-Redemption Agreement. (Incorporation by reference Exhibit 10.3 to Form 8-K filed on August 29, 2023)

10.25	Non-Redemption Agreement (Incorporation by reference Exhibit 10.1 to Form 8-K filed on August 31, 2023)

10.26	Non-Redemption Agreement (Incorporation by reference Exhibit 10.2 to Form 8-K filed on August 31, 2023)

10.27	New Money PIPE Subscription Agreement (Incorporation by reference Exhibit 10.3 to Form 8-K filed on August 31, 2023)

10.28	Forward Purchase Agreement (Incorporation by reference Exhibit 10.4 to Form 8-K filed on August 31, 2023)

10.29	Forward Purchase Agreement (Incorporation by reference Exhibit 10.5 to Form 8-K filed on August 31, 2023)

10.30	Forward Purchase Agreement (Incorporation by reference Exhibit 10.6 to Form 8-K filed on August 31, 2023)

10.31	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.7 to Form 8-K filed on August 31, 2023)

10.32	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.8 to Form 8-K filed on August 31, 2023)

10.33	FPA Funding Amount PIPE Subscription Agreement (Incorporation by reference Exhibit 10.9 to Form 8-K filed on August 31, 2023)

10.34	Share and Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.31 to Form 8-K filed on September 19, 2023).

10.35	Standby Equity Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2023)

10.36	Employment Agreement, dated March 1, 2023 by and between Calidi and Boris Minev, M.D. (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to Registration Statement filed on January 8, 2024

10.37	Employment Agreement, dated October 25, 2023 by and between Calidi and Andrew Jackson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 30, 2023).

10.38	Convertible Promissory Note Purchase Agreement dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2024).

10.39	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 1, 2024).

10.40†	Settlement Agreement dated March 8, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2024)

10.41	Form of Convertible Promissory Note ($2,000,000) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 12, 2024).

10.42	Form of Convertible Promissory Note ($1,500,000) (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 12, 2024).

10.43	Form of Amendment to Convertible Note (incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 12, 2024).

14.1	Code of Business Conduct and Ethics. (incorporated by reference to Exhibit 14.1 to Form 8-K filed on September 19, 2023).

16.1	Letter from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Amendment No. 1 to Form S-4 filed on April 13, 2023).

16.2	Letter from BDO USA, P.C. to the SEC, dated September 18, 2023.(incorporated by reference to Exhibit 16.1 to Form 8-K filed on September 19, 2023).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form S-1 filed on January 29, 2024)

23.1*	Independent Registered Public Accounting Firm’s Consent of Marcum LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 15, 2024).

99.1	Nominating and Corporate Governance Committee Charter.(incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 19, 2023).

99.2	Compensation Committee Charter.(incorporated by reference to Exhibit 99.3 to Form 8-K filed on September 19, 2023).

99.3	Audit Committee Charter.(incorporated by reference to Exhibit 99.4 to Form 8-K filed on September 19, 2023).

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.
#	Indicates management contract or compensation plan or arrangement.
†	Pursuant to item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIDI BIOTHERAPEUTICS, INC.

March 31, 2025	By:	/s/ Allan J. Camaisa
	Name:	Allan J. Camaisa
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Chairman of the Board	March 31, 2025
Allan J. Camaisa	(Principal Executive Officer)

	Chief Financial Officer	March 31, 2025
Andrew Jackson	(Principal Financial and Accounting Officer)

*	Director	March 31, 2025
Alan Stewart

*	Director	March 31, 2025
James Schoeneck

*	Director	March 31, 2025
Scott Leftwich

*	Director	March 31, 2025
George Peoples

CALIDI BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Calidi Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Calidi Biotherapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and total equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2022

Costa Mesa, California
March 31, 2025

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$9,591	$1,949
Prepaid expenses and other current assets	636	2,354
Total current assets	10,227	4,303
NONCURRENT ASSETS
Machinery and equipment, net	869	1,270
Operating lease right-of-use assets, net	2,934	4,073
Other noncurrent assets	152	373
TOTAL ASSETS	$14,182	$10,019
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,072	$2,796
Related party accounts payable	2	81
Accrued expenses and other current liabilities	1,858	4,896
Related party accrued expenses and other current liabilities	480	536
Term notes payable, net of discount, including accrued interest	251	529
Related party term notes payable, net of discount, including accrued interest	2,702	278
Related party bridge loan payable, including accrued interest	223	—
Related party other current liability	638	—
Finance lease liability, current	66	81
Operating lease right-of-use liability, current	1,204	1,035
Total current liabilities	9,496	10,232
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	1,845	3,037
Finance lease liability, noncurrent	145	216
Promissory note	600	—
Related party term notes payable, net of discount, including accrued interest	—	2,060
Other noncurrent liabilities	—	1,500
Related party other noncurrent liabilities	—	538
Warrant liability	119	623
Related party warrant liability	9	48
TOTAL LIABILITIES	12,214	18,254
Commitments and contingencies (Note 11)
TOTAL EQUITY (DEFICIT)
Common stock, $0.0001 par value, 330,000 shares authorized; 20,760 and 3,552 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	123,275	91,383
Accumulated other comprehensive loss, net of tax	(28)	(47)
Accumulated deficit	(121,715)	(99,572)
Total stockholders’ equity (deficit)	1,534	(8,235)
Noncontrolling interest	434	—
Total equity (deficit)	1,968	(8,235)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,182	$10,019

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
OPERATING EXPENSES
Research and development	$(8,878)	$(13,008)
General and administrative	(12,898)	(15,984)
Total operating expense	(21,776)	(28,992)
Loss from operations	(21,776)	(28,992)
OTHER INCOME (EXPENSES), NET
Interest expense	(372)	(329)
Interest expense – related party	(561)	(740)
Series B convertible preferred stock financing costs – related party	—	(2,680)
Change in fair value of debt, other liabilities, and derivatives	285	(200)
Change in fair value of debt, other liabilities, and derivatives – related party	39	1,378
Grant income	181	2,885
Debt extinguishment	—	(139)
Debt extinguishment – related party	—	(332)
Other income (expense), net	9	(51)
Total other income (expenses), net	(419)	(208)
LOSS BEFORE INCOME TAXES	(22,195)	(29,200)
Income tax provision	(14)	(16)
NET LOSS	$(22,209)	$(29,216)
Net loss attributable to noncontrolling interest	(66)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(22,143)	(29,216)
Deemed dividend on warrants	(1,671)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(23,814)	(29,216)
Net loss per share; basic and diluted	$(2.97)	$(17.33)
Weighted average common shares outstanding; basic and diluted	8,005	1,686

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023
NET LOSS	$(22,209)	$(29,216)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	19	(33)
COMPREHENSIVE LOSS	$(22,190)	$(29,249)
Comprehensive loss attributable to noncontrolling interest	(66)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,124)	$(29,249)

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND TOTAL EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	3,552,223	$1	$91,383	$(47)	$(99,572)	$(8,235)	$—	$(8,235)

Issuance of common stock in lieu of cash for services	174,997	—	369	—	—	369	—	369
Issuance of common stock in lieu of cash for SEPA commitment fee	13,875	—	81	—	—	81	—	81
Issuance of common stock to Calidi stockholders as result of Merger	1,581	—	—	—	—	—	—	—
Financing fees	—	—	(327)	—	—	(327)	—	(327)
Issuance of common shares and pre-funded warrants through April Public Offering, net of financing costs	1,323,250	—	4,822	—	—	4,822	—	4,822
Issuance of common stock per Convertible Note conversion	2,120,741	—	3,071	—	—	3,071	—	3,071
Issuance of common shares through May Inducement Offer, net of financing costs	1,069,800	—	1,818	—	—	1,818	—	1,818
Exercise of common stock warrants	3,082,500	—	4,803	—	—	4,803	—	4,803
Exercise of pre-funded warrants	196,500	—	2	—	—	2	—	2
Issuance of restricted stock units for liability settlement	—	—	133	—	—	133	—	133
Issuance of common stock and warrants for legal settlement	20,000	—	308	—	—	308	—	308
Issuance of common stock for Reverse Stock Split fractional shares	79,438	—	—	—	—	—	—	—
Issuance of common stock and warrants per subscription agreement	698,812	—	1,000	—	—	1,000	—	1,000
Issuance of common stock and warrants for registered direct offering	2,050,000	—	1,631	—	—	1,631	—	1,631
Issuance of common stock through At the Market Offering	1,900,173	—	3,063	—	—	3,063	—	3,063
Issuance of common shares through November Public Offering, net of financing	4,437,869	1	6,661	—	—	6,662	—	6,662
Investment in Nova Cell	—	—	1,500	—	—	1,500	500	2,000
Restricted stock unit shares released	38,455	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,957	—	—	2,957	—	2,957
Foreign currency translation adjustments	—	—	—	19	—	19	—	19
Net loss	—	—	—	—	(22,143)	(22,143)	(66)	(22,209)
Balance at December 31, 2024	20,760,214	$2	$123,275	$(28)	$(121,715)	$1,534	$434	$1,968

	Founders Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Deficit
Balance at December 31, 2022(1)	432,982	$1,354	179,665	$3,871	105,928	$4,376	858,373	$—	$19,930	$(14)	$(70,356)	—	$(50,440)
Conversion of preferred stock into common stock	(432,982)	(1,354)	(179,665)	(3,871)	(105,928)	(4,376)	718,574	—	9,601	—	—	—	9,601
Issuance of common stock with term notes as interest paid in kind and other	—	—	—	—	—	—	4,282	—	272	—	—	—	272
Issuance of common stock in lieu of cash per settlement agreement	—	—	—	—	—	—	155	—	11	—	—	—	11
Exercise of common stock options	—	—	—	—	—	—	19,773	—	281	—	—	—	281
Series B financing costs	—	—	—	—	—	—	—	—	2,680	—	—	—	2,680
Issuance of common stock for Calidi debt settlement in connection with Merger	—	—	—	—	—	—	38,782	—	2,234	—	—	—	2,234
Issuance of common stock for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	4,683	—	333	—	—	—	333
Issuance of common stock to Calidi stockholders as result of Merger	—	—	—	—	—	—	1,676,919	1	56,100	—	—	—	56,101
Issuance of common stock to Non-Redemption and PIPE Agreement Investor in connection with Merger	—	—	—	—	—	—	130,682	—	2,763	—	—	—	2,763
Issuance of common stock under Forward Purchase Agreement in connection with Merger	—	—	—	—	—	—	100,000	—	4,520	—	—	—	4,520
Issuance of warrants for deferred compensation settlement in connection with Merger	—	—	—	—	—	—	—	—	705	—	—	—	705
Assumed liabilities from Merger	—	—	—	—	—	—	—	—	(6,831)	—	—	—	(6,831)
Assumed warrant liability from Merger	—	—	—	—	—	—	—	—	(3,389)	—	—	—	(3,389)
Financing fees in connection with Merger	—	—	—	—	—	—	—	—	(2,708)	—	—	—	(2,708)
Stock-based compensation	—	—	—	—	—	—	—	—	4,809	—	—	—	4,809
Issuance of restricted stock units for liability settlement	—	—	—	—	—	—	—	—	72	—	—	—	72
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,216)	—	(29,216)
Balance at December 31, 2023	—	$—	—	$—	—	$—	3,552,223	$1	$91,383	$(47)	$(99,572)	—	$(8,235)

(1)	Retrospectively restated for reverse recapitalization.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,209)	$(29,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	402	392
Amortization of right of use assets	1,133	864
Amortization of debt discount and financing costs	45	432
Stock-based compensation	2,957	4,809
Change in fair value of debt, other liabilities, and derivatives	(324)	(1,178)
Series B convertible preferred stock financing costs	—	2,680
Debt extinguishment	—	471
Disposal of fixed assets	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,801	(2,219)
Accounts payable	(628)	(6,170)
Accrued expenses and other current liabilities	(1,854)	1,275
Other noncurrent liabilities	—	1,500
Operating lease right of use liability	(1,017)	(628)
Net cash used in operating activities	(19,694)	(26,983)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(16)	(585)
Cash assumed in connection with the FLAG Merger	—	9
Security deposits, net	—	98
Net cash used in investing activities	(16)	(478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offerings	17,065	—
Proceeds from May Inducement Offer	2,140	—
Proceeds from issuance of noncontrolling interest in Nova Cell	2,000	—
Proceeds from issuance of Convertible Notes	3,000	—
Related party proceeds from issuance of bridge loans	200	—
Proceeds from issuance of promissory note	600	—
Proceeds from issuance of common shares and warrants per subscription agreement	1,000	—
Proceeds from exercise of pre-funded warrants	2	—
Proceeds from exercise of stock options	—	281
Proceeds from exercise of common stock warrants	4,803	—
Proceeds from issuance of Series B convertible preferred stock	—	9,590
Related party proceeds from issuance of Series B convertible preferred stock	—	14,907
Proceeds from Non-Redemption and PIPE Agreements	—	2,763
Proceeds from simple agreements for future equity (SAFE)	—	2,760
Proceeds from issuance of term notes payable	—	1,250
Related party proceeds from issuance of term notes payable	—	2,000
Repayment of convertible note payable	(1,500)	—
Repayment of principal on loan payable to bank	—	(1,000)
Repayment of principal on related party term notes payable	—	(950)
Repayment of principal on term notes payable	(300)	(300)
Repayment of financing lease obligations	(82)	(101)
Payment of financing costs	(1,554)	(2,156)
Payment of debt issuance costs	(9)	—
Net cash provided by financing activities	27,365	29,044
Effect of exchange rate changes on cash	(13)	(6)
NET INCREASE IN CASH AND RESTRICTED CASH	7,642	1,577
CASH AND RESTRICTED CASH BALANCE:
At beginning of the year	2,167	590
At end of the year	$9,809	$2,167
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$140	$404
Cash paid for income taxes	$14	$11
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock per convertible note conversion	$3,071	$—
Deemed dividend on warrants	$1,671	$—
Issuance of convertible note for legal settlement	$1,500	$—
Issuance of common stock in lieu of cash for services	$289	$—
Related party issuance of common stock in lieu of cash for services	$80	$—
Issuance of common stock and warrants for legal settlement	$308	$—
Debt discount on Convertible Notes	$109	$—
Issuance of common stock in lieu of cash for SEPA commitment fee	$81	$—
Financing fees	$(91)	$(2,604)
Issuance of restricted stock units for liability settlement	$133	$72
Issuance of common stock for deferred compensation settlement in connection with FLAG Merger	$—	$344
Issuance of warrants for deferred compensation settlement in connection with FLAG Merger	$—	$705
Issuance of common stock with term notes as interest paid in kind and other	$—	$272
Assumed liabilities from FLAG Merger	$—	$(6,813)
Assumed warrant liability from FLAG Merger	$—	$(3,389)
Issuance of common stock as a result of the FLAG Merger	$—	$56,090
Forward purchase agreement derivative asset	$—	$4,520
Issuance of common stock upon conversion of convertible preferred stock	$—	$9,601
Issuance of SAFE in lieu of cash for advisory services	$—	$166
Issuance of common stock for Calidi debt settlement in connection with FLAG Merger	$—	$2,234
Machinery and equipment acquired through financing leases	$—	$180

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi” and the transactions the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.” and Calidi was renamed “Calidi Biotherapeutics (Nevada), Inc.” and became a wholly owned subsidiary of the Company. Unless the context otherwise requires, the “Company” refers to Calidi Biotherapeutics, Inc., a Delaware corporation (f/k/a First Light Acquisition Group, Inc., a Delaware corporation) and its consolidated subsidiaries.

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

All references to share and per share amounts for all periods presented in the consolidated financial statements have been retrospectively restated to reflect this Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $121.7 million at December 31, 2024. During the year ended December 31, 2024, the Company used $19.7 million for operating activities. As of December 31, 2024, the Company had cash of $9.6 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As the Board of Directors of the Company acknowledged a strategic investment by a related party investor into Nova Cell, the Company’s ownership interest decreased to 75% (see Note 1 and Note 7). Under the rules of determining whether an entity is a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidates Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company records net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, was a special purpose vehicle entity that was solely managed and operated by Allan J. Camaisa, Chief Executive Officer and Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for the Company and had no other operations, whereby the historical level of equity in Calidi Cure was not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure was a VIE and the Company was the primary beneficiary. As such, the Company consolidated Calidi Cure into its consolidated financial statements. Calidi Cure was dissolved on July 17, 2024, and was no longer in existence as of December 31, 2024.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash	$9,591	$1,949
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the consolidated statements of cash flows	$9,809	$2,167

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

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate commensurate with the lease term, based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount, “Amortization of right-of-use assets and liabilities”, on the consolidated statements of cash flows.

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

As of December 31, 2024 and 2023, the Forward Purchase Agreement discussed above was accounted for as a derivative asset under ASC 815 – Derivatives and Hedging. The fair value of the Forward Purchase Agreement at the closing of the Business Combination was estimated to be a $4.5 million asset with a corresponding amount recorded in equity at the Closing. As of December 31, 2024 and 2023, the asset was revalued and estimated to have a fair value of $11,000 and $0.2 million, respectively, and was recorded as part of other noncurrent assets on the accompanying consolidated balance sheets. There can be no assurance that any proceeds from the Sellers will be made to the Company under the Forward Purchase Agreement.

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

Revenue Recognition

To date, the Company has not generated any revenues from commercial products. The Company analyzes its research collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement is within the scope of other accounting literature.

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

The Company recognizes revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, deferred revenue will be classified in current liabilities. Revenue recognized, if any, prior to contractual billings made to the customer, and if the Company expects to have an unconditional right to receive the consideration in the next twelve months, these contractual assets are included in other current assets in the Company’s consolidated balance sheets. As of December 31, 2024, and December 31, 2023, there are no deferred revenue or contractual assets recorded.

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

The Company accounts for a contract modification as a separate contract when (i) the scope of the contract increases because of the addition of promised goods or services that are distinct and (ii) the price of the contract increases by an amount of consideration that reflects the Company’s SSP of the additional promised goods or services and any appropriate adjustments to that price to reflect the circumstances of the particular contract. If the modification is not accounted for as a separate contract, the Company analyzes whether one of the following should occur: (i) a termination of the original contract and the creation of a new contract, (ii) a cumulative catch-up adjustment to the original contract, or (iii) a combination of (i) and (ii) in a way that faithfully reflects the economics of the transaction.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by analyzing carryback capacity in periods with taxable income, reversal of existing taxable temporary differences and estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. The Company’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowance may be increased or decreased, which may have a material impact on the Company’s consolidated statements of operations.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized, if any. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the years ended December 31, 2024 and 2023. The Company is currently unaware of any tax issues under review.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax (“CAMT”) on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. The Company does not expect the CAMT will have a material impact to its consolidated income tax provision (see Note 10).

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2024. The Company’s ability to utilize their net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

Government Grants

On October 27, 2022, the California Institute for Regenerative Medicine (“CIRM”) approved the Company’s application for a CIRM grant for the Company’s continued development of the SNV1 program. CIRM awarded the Company approximately $3.1 million of CIRM funding conditioned that the Company co-fund approximately $0.8 million under the requirements of the CIRM application. On December 28, 2022, the Company received the Notice of Award from CIRM for this grant. The Company drew $3.1 million in funds based on the operational milestones defined in the grant in 2023 and 2024.

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that the Company has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income (expense), net, on the Company’s consolidated statements of operations when the related research and developments expenses are incurred.

During the year ended December 31, 2024 and 2023, the Company recognized approximately $0.2 million and $2.9 million, respectively, in grant income in the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, grant receivables from CIRM of approximately $0 and $1.4 million, respectively, were included prepaids and other current assets in the consolidated balance sheets.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

Foreign Currency Transaction Gains and Losses

For transactions denominated in currencies other than the U.S. dollar, the Company recognizes foreign currency transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The Company’s foreign currency transaction gains and losses are principally generated by intercompany transfers to StemVac denominated in Euros to pay for the research and development activities performed by StemVac under an intercompany development agreement with the Company. Furthermore, the Company’s foreign currency transaction gains and losses include intercompany transfers to Calidi Australia denominated in AUD to pay for the research and development activities performed by Calidi Australia. These foreign currency remeasurement gains and losses are included in other income (expense), net, and were insignificant for all periods presented.

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

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the years ended December 31, 2024 and 2023 because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2024	2023 (2)
Warrants for common stock	10,923	1,341
Earnout Shares	1,800	1,800
Employee stock options	919	788
Restricted stock units	25	4
Contingently issuable warrant(1)	—	—
Total common stock equivalents	13,667	3,933

(1)	The contingently issuable warrants were not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of year end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved (see Note 8).

(2)	Retrospectively restated for reverse recapitalization.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the following individuals:

●	Chief Executive Officer
●	Chief Financial Officer
●	Chief Legal Officer
●	Chief Scientific Officer and Head of Technical Operations
●	President of Medical and Clinical Affairs and Interim Chief Medical Officer

The Company views it operations and manages its business as a single reportable segment whose operations includes the research, development and commercialization efforts of cell-based platforms to potentiate oncolytic virus therapies on a consolidated basis, as further described in Note 1. The Company manages its R&D activities on a consolidated basis. The Company expects to generate future income  from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of the Company’s products.

Net loss is the measure of segment profit or loss used by CODM in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the consolidated statements of operations and comprehensive loss. The CODM does not evaluate its reportable segment using asset or liability information.  The CODM uses net loss in making decisions regarding resource allocation and evaluating financial performance.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
OPERATING EXPENSES
Salaries and benefits	$(10,249)	$(13,486)
Insurance	(1,442)	(525)
Legal	(1,951)	(2,867)
Consulting	(1,578)	(2,091)
Rent and Maintenance	(2,136)	(2,248)
Clinical & research and development	(1,353)	(5,097)
Depreciation expense	(402)	(392)
Series B convertible preferred stock financing costs – related party	—	(2,680)
Change in fair value of debt, other liabilities, and derivatives	324	1,178
Other segment items (1)	(3,408)	(992)
Income tax provision	(14)	(16)
NET LOSS	$(22,209)	$(29,216)

(1)	Other segment items include interest expense, grant income, debt extinguishment, and other income (expense).

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2023-07 and the adoption of this guidance did not have a significant impact on the Company’s financial statements, other than disclosures.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. On January 1, 2024, the Company adopted ASU 2022-03 and the standard did not have any impact on its consolidated financial statements and related disclosures as the Company carries no such financial instruments.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$110	$—	$—	$110
Private Warrants	—	18	—	18
Total warrant liabilities, at fair value	$110	$18	$—	$128

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	230	230
Total assets, at fair value	$218	$—	$230	$448
Liabilities:
Public Warrants	$575	$—	$—	$575
Private Warrants	—	96	—	96
Total warrant liabilities, at fair value	$575	$96	$—	$671

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the year ended December 31, 2024 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	219	(465)	(78)
Balance at December 31, 2024	$(11)	$110	$18

The following table presents the changes in fair value of valued instruments for the year ended December 31, 2023 (in thousands):

	Contingently convertible notes payable, including accrued interest, at fair value	SAFEs	Series B convertible preferred stock, at fair value	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Placement Warrants, at fair value
Balance at January 1, 2023	$1,152	$29,190	$—	$—	$—	$—
Proceeds from issuance	—	2,760	24,497	—	—	—
Recognition of Forward Purchase Agreement Derivative Asset	—	—	—	(4,520)	—	—
Warrants Liability assumed at the close of the FLAG Merger as of September 12, 2023	—	—	—	—	2,990	497
Issuance of SAFE in lieu of cash for advisory services	—	166	—	—	—	—
Loss at inception	—	—	2,412	—	—	—
Change in fair value	874	(3,253)	(2,684)	4,290	(2,415)	(401)
Conversion into Common Stock	(2,026)	(28,863)	(24,225)	—	—	—
Balance at December 31, 2023	$—	$—	$—	$(230)	$575	$96

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of December 31, 2024 and December 31, 2023, accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation(1)	$1,344	$1,720
Accrued vendor and other expenses	994	3,712
Accrued expenses and other current liabilities	$2,338	$5,432

(1)	Includes deferred compensation for certain executives and deferred board and advisory fees for one director (see Note 11).

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of December 31, 2024 and December 31, 2023, prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$99	$485
Prepaid insurance	288	284
CIRM receivable	—	1,360
Other	249	225
Prepaid expenses and other current assets	$636	$2,354

5. Machinery and Equipment, net

As of December 31, 2024 and December 31, 2023, machinery and equipment, net, was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Machinery and equipment	$2,224	$2,263
Accumulated depreciation	(1,355)	(993)
Machinery and equipment, net	$869	$1,270

Depreciation expense amounted to approximately $0.4 million for the year ended December 31, 2024 and 2023.

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

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	December 31, 2024	December 31, 2023
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	2,702	278
Director A	Noncurrent term notes payable including accrued interest(1)	—	2,060
AJC Capital and relative of Officer A	Accounts payable and accrued expenses(2)	30	104
Director D	Former President and Chief Operating Officer(3)	434	495
Director A	Advisory services included in accrued expenses(4)	18	18
AJC Capital	Lease guaranty(5)	186	167
Director A	Other liabilities(6)	638	538
AJC Capital and Director A	Warrant liability(7)	9	48
Relative of Officer A	Loan payable(8)	223	—

(1)	As of December 31, 2024, related party term notes payable amounts due to Directors A and E totaling $2.7 million, inclusive of principal amounts totaling $2.0 million and accrued interest amounts totaling $0.7 million, have been classified as a short term liability on the accompanying consolidated balance sheets. See Note 7 for further details.

(2)	Amounts owed to AJC Capital as of December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses as of December 31, 2024.

(3)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which includes a severance accrual and accrued interest as of December 31, 2024 (see Note 11).

(4)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A will receive an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were paid to Director A in January 2025.

(5)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Mr. Allan Camaisa provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above, represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(6)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was subsequently paid in January 2025 (see Note 12). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum.

(7)	See Note 8 for disclosures around Warrants.

(8)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which was paid in January 2025. The $0.2 million loan bears interest at 12%.

7. Debt

The Company’s outstanding debt obligations as of December 31, 2024 and December 31, 2023, including related party components, are as follows (in thousands):

	December 31, 2024
	Unpaid Balance	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,200	$—	$753	$2,953
Bridge loan payable	200	—	23	223
Promissory note	600	—	45	645
Total debt	$3,000	$—	$821	$3,821
Less: current portion of long-term debt				(3,221)
Long-term debt, net of current portion				$600

	December 31, 2023
	Unpaid Balance	Discount	Accrued Interest	Net Carrying Value
Term notes payable	$2,500	$(21)	$388	$2,867
Total debt	$2,500	$(21)	$388	$2,867
Less: current portion of long-term debt				(807)
Long-term debt, net of current portion				$2,060

Scheduled maturities of outstanding debt, net of discounts as of December 31, 2024 are as follows (in thousands):

Year Ending December 31:
2025	$2,400
2026	—
2027	600
2028 and thereafter	—
Plus: accrued interest	821
Total debt	$3,821

The following discussion includes a description of the Company’s outstanding debt as of December 31, 2024 and December 31, 2023. The weighted average interest rate related to the Company’s outstanding debt was approximately 14.4% and 15.1% as of December 31, 2024 and December 31, 2023, respectively. Interest expense related to the Company’s outstanding debt not accounted for under the fair value option totaled approximately $0.7 million and $1.1 million for the year ended December 31, 2024 and 2023, respectively, which is reported within other income (expense), net, in the consolidated statements of operations. Interest expense includes interest on outstanding borrowings and the amortization of discounts associated with debt issuance costs or from the allocation of proceeds to freestanding common stock or warrants as part of the relevant financing transactions.

Term Notes Payable

2021 Term Note Payable

In January 2021, the Company entered into a note agreement with a related party investor and director to borrow up to $0.5 million (“2021 Term Note”).

In connection with the closing of the FLAG Merger on September 12, 2023, the 2021 Term Note plus accrued interest was amended, with an extended maturity date of January 1, 2025. For this holder, a related party, the Company agreed to accrue an interest rate of 24% per annum payable with principal at maturity, and offered certain incentives, including 500,000 warrants to purchase common stock, fair valued at approximately $0.1 million at the time of the amendment.

The interest rate on the 2021 Term Notes was amended on August 12, 2024, to 14% per annum.

As of December 31, 2024 and December 31, 2023, the interest rate of the 2021 Term Notes was 14% and 24%, respectively, and the total carrying value, including accrued interest was approximately $0.7 million and $0.6 million, respectively. The term note was subsequently settled in January 2025 (see Note 12).

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

As of December 31, 2024 and December 31, 2023, the interest rate of the 2022 Term Notes was 14% and 24% per annum, respectively, for a total principal of $0.2 million, and 16% and 15% per annum, respectively, for a total principal of $0.2 million. As of December 31, 2024 and December 31, 2023, the total carrying value, including accrued interest, was $0.4 million. The term notes were subsequently settled in January 2025 (see Note 12).

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

On October 3, 2023, as agreed upon above in connection with the Closing of the FLAG Merger, the Company settled in cash $0.6 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

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

During the year ended December 31, 2024, the Company settled in cash $0.3 million of principal of 2023 Term Notes plus accrued interest and said term notes payable were no longer outstanding as of that date.

The interest rate of 24% on the 2023 Term Notes for a total principal of $1.1 million was amended on August 12, 2024, to 14% per annum.

On December 23, 2024, pursuant to the debt amendment on $1.0 million of the 2023 Term Notes, commencing on February 1, 2025, the Company shall pay the holder, a related party, $0.1 million each month until the 2023 Term Note’s principal and interest are fully paid. The principal shall continue accruing interest of 14% per annum until fully paid.

As of December 31, 2024 and December 31, 2023, the interest rate of the 2023 Term Notes was 14% and 24% per annum, respectively, for a total principal of $1.1 million, 18% and 14% per annum, respectively, for a total principal of $0.2 million, and 14% per annum for a total principal of $0.1 million. As of December 31, 2024 and December 31, 2023, the total carrying value, including accrued interest and net of debt discount, was $1.9 million. Term notes of $0.5 million were subsequently settled in January 2025 (see Note 12).

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company issued an aggregate of 893 shares of restricted common stock to the Lender.

As of December 31, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million, which was fully settled in January 2025 (see Note 12).

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

During the year ended December 31, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note, and principal of $2.0 million and accrued interest of $0.1 million of the Company’s $2.0 million convertible note was converted into 1,863,855 shares of common stock. As of December 31, 2024, the convertible notes were no longer outstanding.

Promissory Note Loan Agreement

On July 1, 2024, the Company entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 which was issued to the Lender by the Company (the “Promissory Note”).

The Promissory Note bears a simple interest rate at 15.0% per annum and matures on the third calendar year from July 1, 2024 (the “Maturity Date”) unless due earlier due to an event of a default under the terms of the Promissory Note. The Company agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date. As of December 31, 2024, the total carrying value of the promissory note, including accrued interest, was $0.6 million.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023, as amended (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

Convertible Preferred Stock

In connection with the closing of the FLAG Merger on September 12, 2023, all Convertible Preferred Stock, including the Series B Convertible Preferred stock classified as a liability which were completed as to the Series B financing, were converted to Calidi common stock pursuant to the conversion provisions and were no longer outstanding as of December 31, 2024 and 2023.

Common Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of December 31, 2024 and December 31, 2023, there were 20,760,214 and 3,552,223 shares of common stock issued and outstanding, respectively, and 1,800,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the year ended December 31, 2024, the Company issued 174,997 shares of common stock in lieu of cash for certain services (see Note 11), 13,875 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement (see Note 11), 1,581 shares of common stock issued to a stockholder as a result of the FLAG Merger (see Note 1), 1,323,250 shares of common stock shares issued in connection with the Company’s April Offering (see Note 1), 2,120,741 shares of common stock pursuant to Convertible Notes conversion (see Note 7), 1,069,800 shares of common stock issued in connection with the Company’s May Inducement Offer (see Note 1), 3,082,500 shares of common stock from exercises of warrants (see Note 8), 196,500 shares of common stock from exercises of pre-funded warrants (see Note 8), 20,000 shares of common stock issued for a legal settlement (see Note 11), 79,438 shares of common stock for reverse stock split fractional shares (see Note 1), 698,812 shares of common stock issued pursuant to a subscription agreement entered into with a related-party (see Note 11), 2,050,000 shares of common stock issued in connection with a October Public Offering (see Note 1), 1,900,173 shares of common stock issued in through At The Market Offering (see Note 1), 4,437,869 shares of common stock issued in connection with a November Public Offering (see Note 1), and 38,455 shares of common stock issued pursuant to a release of Restricted Stock Units.

During the year ended December 31, 2023, the Company issued 718,574 shares of common stock in connection with the conversion of convertible preferred stock (see above), 4,282 shares of common stock with term notes as interest paid in kind and other (see Note 8), 155 shares of common stock in lieu of cash per legal settlement agreement, 19,773 shares of common stock from exercises of stock options (see Note 8), 38,782 shares of common stock for Calidi debt settlement in connection with the FLAG Merger (see Note 8), 4,683 shares of common stock for Calidi deferred compensation settlement in connection with the FLAG Merger (see Note 11), 130,682 shares of common stock issued to Non-Redemption and PIPE Agreement Investor in connection with FLAG Merger, 100,000 shares of common stock under the Forward Purchase Agreement in connection with FLAG Merger, and 1,676,919 shares of common stock issued to Calidi stockholders as result of FLAG Merger.

As of December 31, 2024 and 2023, common stock reserved for future issuance consisted of the following:

	December 31, 2024	December 31, 2023
Common stock warrants outstanding	10,923,158	1,341,216
Common stock options issued and outstanding	918,759	787,087
Restricted stock units vested and unreleased	24,455	4,022
Shares available for future issuance under the 2023 Equity Incentive Plan	88,898	360,459
Shares reserved under the 2023 Employee Stock Purchase Plan	393,781	393,781
	12,349,051	2,886,565

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

The Company issued the Placement Agent common stock warrants to purchase up to 75,988 shares of Common Stock. See further warrant details below.

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

The Company issued the Placement Agent common stock warrants to purchase up to 53,490 shares of common stock. See further warrant details below.

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

At The Market Offering Agreement

On October 11, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended. Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement with Ladenburg Thalmann & Co. Inc., dated October 11, 2024, from $5.1 million to $11.2 million, and filed a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million (see Note 12). Prior to February 4, 2025, the Company sold shares of Common Stock having an aggregate sales price of approximately $5.0 million under the Sales Agreement, including $3.2 million in 2024. Subsequent to December 31, 2024, the Company sold 2,682,911 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

October Public Offering

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

The Company issued the Placement Agent common stock warrants to purchase up to 102,500 shares of Common Stock. See further warrant details below.

November Public Offering

On November 14, 2024, the Company entered into a Placement Agency Agreement with Ladenburg (the “Placement Agent”), pursuant to which the Company agreed to issue in a public offering 4,437,869 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), at a purchase price of $1.69 per Share.

The closing of the offering took place on November 15, 2024. The gross proceeds from the offering were approximately $7.5 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 221,893 shares of Common Stock. See further warrant details below.

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

Warrants

As of December 31, 2024 and 2023, the Company has outstanding warrants to purchase 10,923,158 and 1,341,217 shares of Common Stock, respectively, consisting of the following:

	December 31, 2024	December 31, 2023 (1)
Private Warrants to purchase Common Stock	191,217	191,217
Public Warrants to purchase Common Stock	1,150,000	1,150,000
Warrants to purchase Restricted Shares	640,000	—
Placement Agent Warrants to purchase Common Stock	453,871	—
Series A Warrants to purchase Common Stock	1,051,635	—
Series B Warrants to purchase Common Stock	689,335	—
Series B-1 Warrants to purchase Common Stock	762,300	—
Series C-1 Warrants to purchase Common Stock	815,000	—
Series D Warrants to purchase Common Stock	1,069,800	—
Series E Warrants to purchase Common Stock	2,050,000	—
Series F Warrants to purchase Common Stock	2,050,000	—
	10,923,158	1,341,217

(1)	Retrospectively restated for reverse recapitalization.

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

As of December 31, 2024 and 2023, Private Warrants to purchase 191,217 of Common Stock remain outstanding.

Public Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 1,150,000 public warrants to purchase common stock with an exercise price of $115.00 per share. The public warrants became exercisable 30 days after the Closing. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

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

As of December 31, 2024 and 2023, Public Warrants to purchase 1,150,000 shares of Common Stock remained outstanding.

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

As of December 31, 2024, non-series warrants to purchase 640,000 shares of Calidi common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

On October 23, 2024, in connection with the Securities Purchase Agreement (see Note 1), the Company issued to the placement agent warrants to purchase up to 102,500 shares of Common Stock, which (i) have an exercise price equal to $1.25 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

On November 14, 2024, in connection with a Placement Agency Agreement (see Note 1), the Company issued to the placement agent warrants to purchase up to 221,893 shares of Common Stock, which (i) have an exercise price equal to $2.11 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of December 31, 2024, placement agent warrants to purchase a total of 453,871 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series A Warrants

On April 18, 2024, in connection with the closing of the April Public Offering (see Note 1), the Company issued Series A warrants to purchase 1,519,750 shares of Common Stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 8), the Company issued additional Series A warrants to purchase 256,885 shares of Common Stock. The Series A Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series A warrants was reset to $1.52 per share, effective July 22, 2024.

During the year ended December 31, 2024, Series A warrants to purchase 725,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $1.1 million.

As of December 31, 2024, Series A warrants to purchase 1,051,635 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

During the year ended December 31, 2024, Series B warrants to purchase 820,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $1.2 million.

As of December 31, 2024, Series B warrants to purchase 689,335 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

During the year ended December 31, 2024, Series C warrants to purchase 637,500 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $1.0 million. 336,635 Series C warrants expired on August 18, 2024.

As of December 31, 2024 no Series C warrants remained outstanding. There were no such warrants as of December 31, 2023.

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

During the year ended December 31, 2024, pursuant to the terms of the Series B Warrants, the Company issued Series B-1 warrants to purchase 820,000 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series B-1 warrants to purchase 325,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.5 million.

As of December 31, 2024, Series B-1 warrants to purchase 762,300 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

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

During the year ended December 31, 2024, pursuant to the terms of the Series C Warrants, the Company issued Series C-1 warrants to purchase 637,500 shares of common stock which (i) have an exercise price equal to $1.52 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series C-1 warrants to purchase 575,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $0.9 million.

As of December 31, 2024, Series C-1 warrants to purchase 815,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series D Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer (see Note 1), the Company issued Series D warrants to purchase 1,069,800 shares of common stock, which (i) have an exercise price equal to $3.00 per share; and (ii) are exercisable for 5.5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. The Series D Warrants were issued as additional consideration to the Holders as part of the May Inducement Offer (see Note 1). The fair value of the Series D Warrants totaling $1.7 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the consolidated statements of operations.

Pursuant to the Reverse Stock Split effected July 15, 2024 (See Note 1), the exercise price of the Series D warrants was reset to $1.52 per share, effective July 22, 2024.

As of December 31, 2024, Series D warrants to purchase 1,069,800 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series E Warrants

On October 23, 2024, in connection with the Securities Purchase Agreement with certain institutional investors (see Note 1), the Company issued Series E warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 1 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of December 31, 2024, Series E warrants to purchase 2,050,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

Series F Warrants

On October 23, 2024, in connection with the Securities Purchase Agreement with certain institutional investors (see Note 1), the Company issued Series F warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of December 31, 2024, Series F warrants to purchase 2,050,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2023.

The following table summarizes the Company’s aggregate warrant activity for the year ended December 31, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	1,341,217	$115.00	4.72
Issued	14,120,876	—	—
Exercised	(4,202,300)	—	—
Expired	(336,635)	—	—
Outstanding at December 31, 2024	10,923,158	$15.43	3.63

The following table summarizes the Company’s aggregate warrant activity for the year ended December 31, 2023.

	Number of Warrants (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2023	168,576	$24.00	7.87
Issued	1,341,217	—	—
Exercised	—	—	—
Converted into Common Stock	(168,576)	—	—
Outstanding at December 31, 2023	1,341,217	$115.00	4.72

(1)	Retrospectively restated for reverse recapitalization.

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

On September 12, 2023, upon closing of the FLAG Merger, the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.042. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

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

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There were no shares issued under the 2023 ESPP during the year ended December 31, 2024.

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

Employee Benefit Plans Securities Registration Statement

On October 1, 2024, the Company filed a Registration Statement on Form S-8, which includes a Reoffer Prospectus which may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the shares issuable to the holders pursuant to awards granted by the Company under the Calidi Equity Plans. The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

Option Awards Activity

A summary of the option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	787	$25.80	5.82	$3
Options granted	229	1.89
Options exercised	—	—
Options forfeited or cancelled	(97)	41.26
Outstanding at December 31, 2024	919	18.41	5.67	$5
Exercisable at December 31, 2024	710	19.32	4.83	$1

Restricted Stock Units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2024	4	$18.00
Granted	59	$2.26
Vested and released	(38)	$4.61
Balance at December 31, 2024	25	$1.15
Vested and unreleased	25	$1.15
Outstanding at December 31, 2024	25	$1.15

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$751	$1,075
General and administrative	2,206	3,734
Total stock-based compensation expense	$2,957	$4,809

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $92.70 per share to the then current fair value of $71.10 per share pursuant to an updated valuation report. The year ended December 31, 2024 and 2023 include a noncash compensation charge of approximately $0.1 million and $0.2 million, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of December 31, 2024, the total unamortized stock-based compensation expense related to stock options was approximately $2.7 million, expected to be amortized over an estimated weighted average life of 0.8 years. The weighted-average estimated fair value of stock options with service-conditions granted during the year ended December 31, 2024 and 2023 was $1.44 and $42.90 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	85.63%	88.76%
Risk-free interest rate	4.21%	3.81%
Expected option life (in years)	5.64	5.80
Expected dividend yield	0.0%	0.0%

The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

In connection with the closing of the FLAG Merger on September 12, 2023, all stock options underlying of the 2019 Plan were assumed by Calidi at the appropriate conversion ratio and the legacy Calidi 2019 Plan was terminated.

10. Income Taxes

Income/(Loss) before provision for income taxes consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
United States	$(22,215)	$(27,984)
International	20	(1,216)
Loss before provision for income taxes	$(22,195)	$(29,200)

The income tax expense (benefit) by jurisdiction for the years ended December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Current:
Federal	$—	$—
State and local	—	—
Foreign	14	16

Total current	$14	$16

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred	—	—
Total tax expense	$14	$16

Since inception, the Company has incurred net operating losses primarily for U.S. federal and state income tax purposes and has not reflected any benefit of such net operating loss carryforwards for any periods presented herein. For the years ended December 31, 2024 and 2023, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of German provision for income taxes was recorded as presented on the consolidated statements of operations.

Income taxes during the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the applicable U.S. federal income tax rates indicated to pretax loss from operations as a result of the following:

	2024	2023
Computed tax benefit at federal statutory rate	21%	21%
Permanent differences	—%	—%
State tax benefit	7%	7%
Stock based compensation	(3)%	(2)%
Other permanent differences	(1)%	(1)%
Change in valuation allowance	(25)%	(28)%
Research and development credit	—%	—%
Change in fair value of debt	1%	1%
Stock issuance cost	—%	(2)%
Acquired startup costs	—%	4%
	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$20,221	$15,236
Research and development credit carryforwards	931	666
Stock-based and other compensation	2,135	2,131
Lease liability	859	1,143
Capitalized research and development expenditures	4,247	3,109
Depreciation and amortization	1,393	1,508
Accrued liabilities and other reserves	446	1,217
Total deferred tax assets	30,232	25,010
Right-of-use and other assets	(830)	(1,147)
Total deferred tax liabilities	(830)	(1,147)
Valuation allowance	(29,402)	(23,863)
Net deferred tax asset	$—	$—

As of December 31, 2024, the Company had net operating loss carryforwards of approximately $68.2 million for U.S. federal income tax purposes and $88.0 million for state income tax purposes. Federal net operating losses of $8.0 million generated on or prior to December 31, 2017, expire in varying amounts between 2034 and 2037, while federal net operating losses of $60.2 million generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2034 and 2044.

As of December 31, 2024, the Company has research and development credit carryforwards for federal purposes of $1.1 million and for state purposes of $1.0 million. The federal credits will expire between 2040 and 2044, while the state credits have no expiration.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2024. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $5.5 million and $8.3 million for the years ended December 31, 2024 and 2023, respectively.

The Company has uncertain tax benefits (“UTBs”) totaling approximately $1.8 million and $1.5 million as of December 31, 2024 and 2023, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. The Company does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2024	2023
Balance at the beginning of the year	$1,517	$1,239
Additions based on tax positions related to current year	282	278
Adjustments based on tax positions related to prior years	—	—
Balance at end of year	$1,799	$1,517

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

In addition to base monthly rent and management fees, the Company pays in monthly installments its share of (a) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (b) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises (“Taxes”).

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

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on March 31, 2027, with monthly payments of €4,047 per month.

Operating lease expense recognized during the years ended December 31, 2024 and 2023 was approximately $1.5 million and $1.6 million, respectively.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$1,424	$1,759
Operating cash flows from financing leases	30	22
Financing cash flows from financing leases	82	101
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$—	$4,735

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	Year Ended December 31,
	2024	2023
Operating leases
Right-of-use assets, net	$2,934	$4,073
Right-of-use lease liabilities, current	$1,204	$1,035
Right-of-use lease liabilities, noncurrent	1,845	3,037
Total operating lease liabilities	$3,049	$4,072
Financing Leases
Machinery and equipment, gross	$588	$607
Accumulated depreciation	(333)	(251)
Machinery and equipment, net	$255	$356
Current liabilities	$66	$81
Noncurrent liabilities	145	216
Total financing lease liabilities	$211	$297
Weighted average remaining lease term
Operating leases	2.2 years	3.2 years
Financing leases	3.2 years	3.9 years
Weighted average discount rate
Operating leases	11.75%	11.80%
Financing leases	12.13%	12.10%

The following table presents future minimum lease commitments as of December 31, 2024 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2025	1,463	88
2026	1,505	85
2027	485	51
2028	2	34
2029	—	—
2030 and thereafter	—	—
Total minimum lease payments	3,455	258
Less: amounts representing interest	(406)	(47)
Present value of net minimum lease payments	$3,049	$211

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

Legal Proceedings

Physician Agreement Matter

On July 19, 2016, the Company entered into a Partnership Agreement between certain physicians (the “Physicians”, as one of the “partners”) and the Company for the Physicians to provide certain services to the Company. In connection with the Partnership Agreement, the Company granted the Physicians stock options as consideration for those services pursuant to the Company’s Equity Incentive Plan (the “Plan”). The Partnership Agreement was deemed terminated on March 21, 2018. Pursuant to the terms of the stock option agreements and the Plan, the Physicians had three months from the termination date to exercise their vested stock options before those options would automatically expire and cancel unexercised, while all unvested stock options are forfeited immediately on the termination date. The Physicians did not elect to exercise any of their vested options thereby resulting in full cancellation of those options in accordance with the Plan.

On March 14, 2022, the Physicians filed a lawsuit against the Company in San Diego Superior Court, seeking, among other claims, declaratory relief and claiming that the stock options granted to them pursuant to the Partnership Agreement, have not expired and remain exercisable by the Physicians. The Physicians are claiming 300,000 in vested stock options to be valid and exercisable, even though the Physicians have not provided any services to the Company since the March 2018 termination date.

On December 6, 2022, the Company and the Physicians participated in mediation in San Diego, California. In order to attempt to settle all claims and avoid a costly trial, the Company offered the Physicians 5,000 shares of Calidi common stock valued at $38.60 per share and 10,000 options to purchase Calidi common stock at an exercise price of $38.60 per share in full settlement of the claims. As of December 31, 2022, the Company estimated this offer of settlement to be valued at approximately $0.2 million and all settleable in noncash consideration, which was rejected. At the mediation, the Physicians were demanding 0.1 million options to purchase Calidi common stock at $2.50 per share, 0.1 million options to purchase Calidi common stock at $38.60 per share, plus 25,000 shares of Calidi common stock, which amounts to an aggregate claims value of approximately $5.0 million as of December 31, 2022. The mediation was terminated without settlement and the Company planned to go to trial with a preliminary trial date set for March 8, 2024 in San Diego Superior Court. On March 24, 2023, the Company initiated an arbitration proceeding with the American Health Lawyers Association seeking declaratory relief under Delaware law, specifically to determine that the Partnership Agreement was terminated in 2018, which is not a matter before the San Diego Superior Court. The arbitration was stayed by the Superior Court, pending the related civil action. Based on the stay, the Company moved for a judgment on the pleadings to be heard in January 2024.

On February 9, 2024, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Dr. Elliot Lander, Saralee Berman, as Trustee of the Mark Howard Berman and Saralee Turrell Berman Living Trust, successor in interest to the Estate of Dr. Mark Berman, and Cell Surgical Network, Inc. (the “physicians”) in connection with the dispute outlined above. Pursuant to the Settlement Agreement, as consideration for a full release and discharge of claims, and dismissal of claims by the parties, the Company agreed to provide to the physicians the following: (a) the issuance of 20,000 restricted shares of common stock (the “Restricted Shares”) and (b) the issuance of 40,000 warrants to purchase Restricted Shares, which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant (the “Warrant”). In addition, the physicians were granted piggy-back rights with respect to the Restricted Shares and any shares issued pursuant to any Warrants (“Warrant Shares”) that were granted by the Settlement Agreement. However, the Company has the right to refuse to register the Restricted Shares and Warrant Shares if it determines, in their sole discretion based on commercially reasonable grounds, that the inclusion of the Restricted Shares and Warrant Shares pursuant to piggy-back rights will adversely affect our ability to raise capital from such registration statement. As of December 31, 2024, the Company had settled all outstanding amounts of the settlement.

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, the Company’s prior Chief Accounting Officer and interim Chief Financial Officer, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, the Company’s Chief Executive Officer, and Ms. Pizarro, the Company’s Chief Corporate Development Officer and Chief Legal Officer, alleging defamation and constructive discharge of Mr. Kalajian’s position of Chief Accounting Officer and interim Chief Financial Officer (Case No. 37-203-00049813-CU-DF-CTL) (the “Primary Case”). Mr. Kalajian is seeking $0.6 million in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees.

The Company successfully moved to disqualify Mr. Kalajian’s counsel, Robert Brownlie, which is now on appeal. It also filed a claim against Mr. Kalajian in arbitration for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief relating to bonuses Mr. Kalajian caused to be paid to himself and the accounting team. Due to the appeal, the Court in November 2024, issued a discretionary stay on this case and all related cases, as described below.

The Company denies the allegations and, along with the two named officers, continues to vigorously defend the lawsuit and related claims, prosecute its claims against Mr. Kalajian, and seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s Board of Directors. No trial date is scheduled. Discovery has not yet commenced. Therefore, at this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss

On February 29, 2024, Mr. Kalajian filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case is deemed related to the Primary Case above and is stayed.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 13,943 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to the Primary Case above and is stayed.

In March 2025, the Company received notice that Mr. Kalajian retained new counsel in the above cases. Accordingly, it is possible that the Court will lift the stays on all related cases.

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud in violation of the California Corporations Code, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in US District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company filed an Answer to the complaint on February 10, 2025. The Company vigorously opposes this case and categorically denies all claims. Discovery has not commenced. Therefore, at this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

Unasserted Claim Settlement

On March 8, 2024, the Company entered into a convertible promissory note purchase agreement with an accredited investor (the “Investor”) for a loan in the principal amount of $2.0 million (the “2024 Loan”), and settlement of $1.5 million of an unasserted claim. As of December 31, 2023, the Company included in other noncurrent liabilities in the accompanying consolidated balance sheets the resulting amount of the unasserted claim settlement of approximately $1.5 million. In connection with the 2024 Loan, the Company issued convertible notes due in 2028 evidencing the aggregate principal amount of $3.5 million (the “2024 Notes”). The 2024 Notes also provides the Investor a right to convert all, but not less than all, the Principal Amount (as defined in the 2024 Notes) and accrued interest into shares of the Company’s common stock at a conversion rate equal to a 6% discount to the 10-day VWAP preceding execution of the 2024 Notes, convertible after the earlier of 180 days or the effective registration date with mandatory conversion for Investor in the event that the Company completes a registered financing of at least $8 million or of at least $2 million to a non-affiliated purchaser with an effective price of 150% of the Note conversion price with a conversion price reset to be completed 30 (thirty) days after the effective registration date.

On April 19, 2024, the $1.5 million convertible note was paid in full upon the closing of a public offering by the Company, in which the Holder participated in an amount equal to the principal amount of the convertible note (See Note 7). On September 27, 2024, $0.2 million and accrued interest of $11,000 of the $2.0 million convertible note was converted into 184,810 shares of common stock (See Note 7). From October 21, 2024 through November 6, 2024, principal of $1.8 million and accrued interest of approximately $118,000 of the Company’s existing $2.0 million convertible note was converted into 1,679,045 shares of common stock (See Note 7). Upon completion of the conversions, the convertible note was no longer outstanding as of December 31, 2024.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of December 31, 2024 and December 31, 2023, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs, amounting to approximately $7.0 million and $7.3 million in aggregate commitments, as of December 31, 2024 and 2023, respectively, of which 2.4 million and 2.9 million, respectively, are denominated in Australian dollars (approximately $1.6 million and $2.0 million, respectively) and 0.8 million for both periods are denominated in Euros (approximately $0.9 million).

As of December 31, 2024 and 2023, the Company had incurred approximately $6.7 million and $6.1 million, respectively, under these various agreements.

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

On December 15, 2024, the Company entered into an Investigator-Initiated Clinical Trial Agreement for Northwestern to conduct a clinical trial (the “CTA”) under the protocol referenced “A Phase I Study of Repeated Neural Stem Cell Based Virotherapy in Combination with N-Acetylcysteine amid and Standard Radiation and Chemotherapy for Newly Diagnosed High Grade Glioma” (the “Study”). In connection with the Study, Northwestern granted the Company a non-exclusive, transferable and sublicensable license to use all available de-identified data collected from the Study, including, but not limited to, survival data, patient pathology, and immune studies data.

In consideration of the data use license granted by Northwestern to the Company under the CTA, the Company shall pay Northwestern the following: a non-creditable and non-refundable one-time milestone payment of $250,000 upon reaching an aggregate of $2,000,000 of net sales of a licensed product; (b) a non-creditable and nonrefundable one-time milestone payment of $500,000 upon reaching an aggregate of $10,000,000 of net sales of a licensed product; and (c) sublicensing royalty of twenty percent (20%) of any sublicensing revenue resulting from the grant of rights hereunder. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both.Calidi the Company

The CTA shall terminate upon the completion of the parties’ Study-related activities. Either party has the right to terminate the Study upon thirty (30) days prior written notice to the other. The Study may also be terminated immediately at any time for cause, which includes the following: material breach, which cannot be cured, by either party of the terms and conditions of the CTA.

As of the date of issuance of these consolidated financial statements, it is not probable that the Company will make these payments, if any at all. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

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

As of the date of the issuance of these consolidated financial statements, it is not probable that the Company will make these payments. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2024 and December 31, 2023.

Separation Agreement with Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date. In June 2024, the Company made a payment of $50,000 and executed an Amendment to extend the due date to January 2025. As of December 31, 2024, the lump sum payment and accrued interest of $0.4 million is included in related party accrued expenses and other current liabilities on the consolidated balance sheets, and was subsequently settled in full in January 2025.

Settlement, Deferral or Payment of Deferred Compensation of Certain Executives and a Director

On August 31, 2023, Mr. Camaisa and Mr. Leftwich entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 46,972 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which will include accrued interest at 24% per annum payable at maturity. All notes and deferred compensation of Mr. Leftwich were amended on August 12, 2024, to reduce the interest rate to 14% per annum. This deferred compensation is included in accrued expenses and other current liabilities in the consolidated balance sheets, and was subsequently paid in January, 2025 (see Note 12).

On September 12, 2023, Mr. Kalajian was issued 4,683 shares of common stock in exchange for settlement of $333,000 in deferred compensation.

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

Effective January 23, 2025, the SEPA was terminated via a Notice of Termination as required under Section 10.01(b) of the SEPA (See Note 12).

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

12. Subsequent Events

Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company entered into a Placement Agency Agreement with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”), pursuant to which the Company agreed to issue and sell in a public offering 5,000,000 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $0.85 per Share. The closing of the offering took place on January 10, 2025. The gross proceeds from the offering were $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company.

The common stock shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

Termination of Standby Equity Purchase Agreement

On January 23, 2025, the Company delivered to YA II PN, LTD. (“Yorkville”), a Notice of Termination of the Standby Equity Purchase Agreement (“SEPA”), as required under Section 10.01(b) of the SEPA, which notifies Yorkville of the Company’s election to terminate the SEPA, dated as of December 10, 2023, by and between the Company and Yorkville. Termination of the SEPA became effective as of January 23, 2025, as mutually agreed by the Company and Yorkville.

At the time of the termination, there were no outstanding borrowings, advance notices or shares of common stock to be issued under the SEPA.

Settlement of 2024 Bridge Loan

On January 21, 2025, the total outstanding principal and accrued interest of the 2024 Bridge Loan of $0.2 million was settled in cash. As of that date, the bridge loan was no longer outstanding.

Settlement of Term Notes

On January 3, 2025, $0.5 million outstanding principal and accrued interest of the 2023 Term Notes, $0.4 million outstanding principal and accrued interest of the 2022 Term Notes, and $0.7 million outstanding principal and accrued interest of the 2021 Term Notes was settled in cash. Out of the total amount settled, $1.4 million was paid to related parties.

Settlement of Deferred Compensation

On January 3, 2025, $0.6 million of deferred compensation and accrued interest which were due to Director A was settled in cash.

Increase in Maximum Aggregate Offering Amount under the At The Market Offering Agreement

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc., dated October 11, 2024, from $5.1 million to $11.2 million and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Sales Agreement for an aggregate of $6.1 million. Prior to February 4, 2025, the Company sold shares of common stock having an aggregate sales price of approximately $5.0 million under the Sales Agreement, including $3.2 million in 2024. Subsequent to December 31, 2024, the Company sold 2,682,911 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

Registered Direct and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser, (i) in a registered offering, 3,325,000 shares of the Company’s Common Stock, at a purchase price of $0.65 per share, and at the election of the investor, in lieu of the common stock, pre-funded warrants to purchase up to 2,728,000 shares of Common Stock at a price of $0.649 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant, and (ii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 6,053,000 shares of Common Stock (the “Series G Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.” Ladenburg Thalmann & Co. Inc. (“Ladenburg”) acted as the placement agent.

The series G common warrants have an exercise price of $0.6954 per share, will be exercisable six months following the date of issuance, and will have a term of seven and one-half years from the date of exercisability. The securities issued in these Transactions do not contain any variable or priced based resets.

The closing of the Transactions took place on March 31, 2025. The gross proceeds from the Transactions were approximately $3.9 million before deducting placement agent fees and other offering expenses payable by the Company.

