Form 10-Q
period 2025-03-31
Calidi Biotherapeutics, Inc.
filed 2025-05-14
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 9, 2025, the registrant had 31,792,580 shares of common stock, $0.0001 par value, outstanding, excluding 1,800,000 non-voting common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,561	$9,591
Prepaid expenses and other current assets	928	636
Total current assets	11,489	10,227
NONCURRENT ASSETS
Machinery and equipment, net	795	869
Operating lease right-of-use assets, net	2,636	2,934
Other noncurrent assets	144	152
TOTAL ASSETS	$15,064	$14,182
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$1,198	$2,072
Related party accounts payable	7	2
Accrued expenses and other current liabilities	1,732	1,858
Related party accrued expenses and other current liabilities	36	480
Term notes payable, net of discount, including accrued interest	—	251
Related party term notes payable, net of discount, including accrued interest	1,132	2,702
Related party bridge loan payable, including accrued interest	—	223
Related party other current liability	—	638
Finance lease liability, current	69	66
Operating lease right-of-use liability, current	1,252	1,204
Total current liabilities	5,426	9,496
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	1,523	1,845
Finance lease liability, noncurrent	129	145
Promissory note	600	600
Warrant liability	81	119
Related party warrant liability	6	9
TOTAL LIABILITIES	7,765	12,214
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 31,793 and 20,760 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	133,665	123,275
Accumulated other comprehensive income loss, net of tax	(26)	(28)
Accumulated deficit	(126,701)	(121,715)
Total stockholders’ equity	6,941	1,534
Noncontrolling interest	358	434
Total equity	7,299	1,968
TOTAL LIABILITIES AND TOTAL EQUITY	$15,064	$14,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,425)	$(2,743)
General and administrative	(2,637)	(4,009)
Total operating expense	(5,062)	(6,752)
Loss from operations	(5,062)	(6,752)
OTHER INCOME (EXPENSES), NET
Interest expense	(34)	(98)
Interest expense – related party	(38)	(155)
Change in fair value of other liabilities and derivatives	32	(198)
Change in fair value of other liabilities and derivatives – related party	3	(1)
Grant income	50	—
Other expense, net	(10)	(17)
Total other income (expenses), net	3	(469)
LOSS BEFORE INCOME TAXES	(5,059)	(7,221)
Income tax provision	(3)	(4)
NET LOSS	$(5,062)	$(7,225)
Net loss attributable to noncontrolling interest	(76)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,986)	(7,225)
Net loss per share; basic and diluted	$(0.18)	$(2.03)
Weighted average common shares outstanding; basic and diluted	27,086	3,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
NET LOSS	$(5,062)	$(7,225)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	58
COMPREHENSIVE LOSS	$(5,060)	$(7,167)
Comprehensive loss attributable to noncontrolling interest	(76)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,984)	(7,167)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	20,760,214	$2	$123,275	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	2,682,911	—	2,754	—	—	2,754	—	2,754
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	5,000,000	1	3,606	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	3,325,000	—	3,423	—	—	3,423	—	3,423
Restricted stock unit shares released	24,455	—	—	—	—	—	—	—
Stock-based compensation	—	—	607	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	(4,986)	(4,986)	(76)	(5,062)
Balance at March 31, 2025	31,792,580	$3	$133,665	$(26)	$(126,701)	$6,941	$358	$7,299

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	3,552,223	$1	$91,383	$(47)	$(99,572)	$(8,235)	$—	$(8,235)
Issuance of common stock in lieu of cash for services	5,000	—	29	—	—	29	—	29
Issuance of common stock in lieu of cash for SEPA commitment fee	13,875	—	81	—	—	81	—	81
Issuance of common stock to Calidi stockholders as result of Merger	1,581	—	—	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	158	—	—	158	—	158
Financing fees	—	—	(327)	—	—	(327)	—	(327)
Stock-based compensation	—	—	888	—	—	888	—	888
Foreign currency translation adjustments	—	—	—	58	—	58	—	58
Net loss	—	—	—	—	(7,225)	(7,225)	—	(7,225)
Balance at March 31, 2024	3,572,679	$1	$92,212	$11	$(106,797)	$(14,573)	$—	$(14,573)

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,062)	$(7,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	91	102
Amortization of right of use assets	303	272
Amortization of debt discount and financing costs	—	16
Stock-based compensation	607	888
Change in fair value of other liabilities and derivatives	(35)	199
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(317)	1,575
Accounts payable	(752)	968
Accrued expenses and other current liabilities	(1,687)	(388)
Operating lease right of use liability	(279)	(238)
Net cash used in operating activities	(7,131)	(3,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(7)	(5)
Net cash used in investing activities	(7)	(5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Public Offerings	6,573	—
Proceeds from Registered Direct Offering	3,503	—
Repayment of principal on related party term notes payable	(1,250)	—
Repayment of principal on term notes payable	(200)	—
Repayment of principal on related party bridge loan payable	(200)	—
Repayment of financing lease obligations	(17)	(23)
Proceeds from issuance of convertible notes payable	—	3,000
Related party proceeds from issuance of loan payable	—	200
Payment of interest on loan payable	—	(2)
Payment of financing costs	(301)	(162)
Net cash provided by financing activities	8,108	3,013
Effect of exchange rate changes on cash	—	17
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	970	(806)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	9,809	2,167
At end of the period	$10,779	$1,361
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$639	$24
Cash paid for income taxes	$3	$2
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Financing fees	$80	$248
Issuance of common stock in lieu of cash for services	$—	$29
Issuance of common stock in lieu of cash for SEPA commitment fee	$—	$81
Issuance of warrants for legal settlement	$—	$158
Issuance of convertible note for legal settlement	$—	$1,500
Discount on convertible note payable	$—	$149

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $126.7 million at March 31, 2025. During the three months ended March 31, 2025, the Company used $7.1 million of cash for operating activities. As of March 31, 2025, the Company had cash of $10.6 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2024 in the Company’s Form 10-K, which was filed with the SEC on March 31, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada, and Redtail Biopharma, Inc. (“Redtail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the SNV1 program performed for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose was for conducting certain parts of the SNV1 clinical enabling activities in Australia. Nova Cell’s primary operating activities will be expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Nova Cell will also serve as a technology service provider to develop innovative stem cell-based products, such as anti-aging creams and lotions. Redtail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and Redtail were incorporated in May 2024. Redtail has had no activity to date.

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

As the Board of Directors of the Company acknowledged a strategic investment by a related party investor into Nova Cell, the Company’s ownership interest decreased to 75% (see Note 7). Under the rules of determining whether an entity is a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidates Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company records net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

Calidi Cure LLC (“Calidi Cure”), a Delaware limited liability company formed in June 2023, was a special purpose vehicle entity that was solely managed and operated by Allan J. Camaisa, former Chief Executive Officer and former Chairman of the Board of Directors of the Company. Calidi Cure was created for the sole purpose of supporting the Series B Convertible Preferred Stock financing arrangement for the Company, had no other operations, and was dissolved on July 17, 2024. As such, the level of equity in Calidi Cure was not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Accordingly, it was determined that Calidi Cure was a VIE and the Company was the primary beneficiary. As such, the Company consolidated Calidi Cure into its unaudited condensed consolidated financial statements presented herein for the three months ended March 31, 2024.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	March 31, 2024
Cash	$10,561	$1,143
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	118	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$10,779	$1,361

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

See Note 11 for further disclosures in accordance with ASC 842.

Impairment of Long-lived Assets

The Company assesses the impairment of long-lived assets, which consist primarily of right-of-use assets for operating leases and machinery and equipment, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the assets carrying value over its fair value is recorded in the Company’s unaudited condensed consolidated statements of operations.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

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

Government Grants

On October 27, 2022, the California Institute for Regenerative Medicine (“CIRM”) approved the Company’s application for a CIRM grant for the Company’s continued development of the SNV1 program. CIRM awarded the Company approximately $3.1 million of CIRM funding conditioned that the Company co-fund approximately $0.8 million under the requirements of the CIRM application. On December 28, 2022, the Company received the Notice of Award from CIRM for this grant. The Company drew $3.1 million in funds based on the operational milestones defined in the grant.

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that the Company has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income (expense), net, on the Company’s unaudited condensed consolidated statements of operations when the related research and development expenses are incurred.

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $50,000 and $0 in grant income in the accompanying unaudited condensed consolidated statements of operations, respectively.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, earnout shares, convertible notes, stock option awards, restricted stock units, and contingently issuable warrants (see Note 8) were antidilutive.

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2025 and 2024 because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024 (2)
Warrants for common stock	17,529	1,341
Earnout Shares	1,800	1,800
Employee stock options	910	790
Convertible notes payable	—	192
Restricted stock units	—	4
Contingently issuable warrant(1)	—	—
Total common stock equivalents	20,239	4,127

(1)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2025, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved (see Note 8).

(2)	Retrospectively restated for reverse capitalization.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the following individuals:

●	Chief Executive Officer
●	Chief Financial Officer
●	Chief Legal Officer
●	Chief Scientific Officer and Head of Technical Operations
●	Chief Medical Officer, Consultant and Advisor
●	President of Medical and Clinical Affairs

The Company views its operations and manages its business as a single reportable segment whose operations includes the research, development and commercialization efforts of cell-based platforms to potentiate oncolytic virus therapies on a consolidated basis, as further described in Note 1. The Company manages its Research and Development (“R&D”) activities on a consolidated basis. The Company expects to generate future income from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of the Company’s products.

Net loss is the measure of segment profit or loss used by CODM in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The CODM does not evaluate its reportable segment using asset or liability information. The CODM uses net loss in making decisions regarding resource allocation and evaluating financial performance.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
OPERATING EXPENSES
Salaries and benefits	$(2,190)	$(2,986)
Insurance	(236)	(397)
Legal	(299)	(790)
Consulting	(619)	(505)
Rent and Maintenance	(565)	(518)
Clinical & research and development	(463)	(747)
Depreciation expense	(91)	(102)
Change in fair value of other liabilities and derivatives	35	(199)
Other segment items (1)	(631)	(977)
Income tax provision	(3)	(4)
NET LOSS	$(5,062)	$(7,225)

(1)	Other segment items include interest expense, grant income, and other income (expense).

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement and in January 2025, issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	5	5
Total assets, at fair value	$218	$—	$5	$223
Liabilities:
Public Warrants	$75	$—	$—	$75
Private warrants	—	12	—	12
Total warrant liabilities, at fair value	$75	$12	$—	$87

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$110	$—	$—	$110
Private warrants	—	18	—	18
Total warrant liabilities, at fair value	$110	$18	$—	$128

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2025 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at January 1, 2025	$(11)	$110	$18
Change in fair value	6	(35)	(6)
Balance at March 31, 2025	$(5)	75	12

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2024 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	173	23	3
Balance at March 31, 2024	$(57)	$598	$99

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of March 31, 2025 and December 31, 2024, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$762	$1,344
Accrued vendor and other expenses	1,006	994
Accrued expenses and other current liabilities	$1,768	$2,338

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$253	$99
Prepaid insurance	343	288
CIRM receivable	50	—
Other	282	249
Prepaid expenses and other current assets	$928	$636

5. Machinery and Equipment, net

As of March 31, 2025 and December 31, 2024, machinery and equipment, net, was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$2,261	$2,224
Accumulated depreciation	(1,466)	(1,355)
Machinery and equipment, net	$795	$869

Depreciation expense amounted to approximately $0.1 million for the three months ended March 31, 2025 and 2024.

6. Related Party Transactions

Prior to completing the Business Combination and becoming publicly traded in September 2023, the Company funded its operations primarily through issuances of convertible promissory notes and private sales of common stock. These investments included various related parties, including from AJC Capital and certain directors as further discussed below.

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	March 31, 2025	December 31, 2024
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	1,132	2,702
AJC Capital and relative of Officer A	Accounts payable and accrued expenses(2)	43	30
Director D	Former President and Chief Operating Officer(3)	—	434
Director A	Advisory services included in accrued expenses(4)	—	18
AJC Capital	Lease guaranty(5)	190	186
Director A	Other liabilities(6)	—	638
AJC Capital and Director A	Warrant liability(7)	6	9
Relative of Officer A	Loan payable(8)	—	223

(1)	As of March 31, 2025, related party term note payable amounts due to Directors A totaling $1.1 million, inclusive of principal amounts totaling $0.7 million and accrued interest amounts totaling $0.4 million, have been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2024, related party term note payable amounts due to Directors A and E totaled $2.7 million. See Note 7 for further details.

(2)	Amounts owed to AJC Capital as of March 31, 2025 and December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses. In April 2025, $28,000 was settled with AJC Capital.

(3)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which included a severance accrual and accrued interest as of December 31, 2024 (see Note 11). The lump sum payment and accrued interest was settled in January 2025.

(4)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A received an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were settled in January 2025.

(5)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Mr. Allan Camaisa, former Chief Executive Officer of the Company, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount shown in the table above represents the present value, including accrued interest as of the period shown, of the aggregate $0.2 million payment due to Mr. Camaisa upon the release or termination of the Guaranty, which is included in noncurrent operating lease right-of-use liability.

(6)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was paid in January 2025 (see Note 11). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum. The deferred compensation and advisory fees were settled in January 2025.

(7)	See Note 8 for disclosures around Warrants.

(8)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which bears interest at 12%. The loan was settled in full in January 2025.

7. Debt

The Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024, including related party components, are as follows (in thousands):

	March 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$750	$382	$1,132
Promissory note	600	23	623
Total debt	$1,350	$405	$1,755
Less: current portion of long-term debt			(1,155)
Long-term debt, net of current portion			$600

	December 31, 2024
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$2,200	$753	$2,953
Bridge loan payable	200	23	223
Promissory note	600	45	645
Total debt	$3,000	$821	$3,821
Less: current portion of long-term debt			(3,221)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts as of March 31, 2025 are as follows (in thousands):

Year Ending December 31:
2025 (April — December)	$750
2026	—
2027	600
2028 and thereafter	—
Plus: accrued interest	405
Total debt	$1,755

The following discussion includes a description of the Company’s outstanding debt as of March 31, 2025 and December 31, 2024. The weighted average interest rate related to the Company’s outstanding debt was approximately 14.4% as of March 31, 2025 and December 31, 2024. Interest expense related to the Company’s outstanding debt totaled approximately $0.1 million  and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which is reported within other income (expense), net, in the unaudited condensed consolidated statements of operations.

Term Notes Payable

2021 Term Notes Payable

In January 2021, Calidi entered into a note agreement with a related party investor and director to borrow up to $0.5 million (“2021 Term Note”).

As of December 31, 2024, the interest rate of the 2021 Term Notes was 14%, and the total carrying value, including accrued interest was approximately $0.7 million. The total outstanding principal and accrued interest of 2021 Term Note of $0.7 million was settled in full in January 2025. As of that date, the 2021 Term Notes were no longer outstanding.

2022 Term Notes Payable

In November and December 2022, the Company issued $1.5 million of secured term notes payable (the “2022 Term Notes”) to investors, including to related parties (see Note 6).

On October 3 and November 8, 2023, the Company settled in cash $0.1 million and $0.2 million, respectively, of principal of 2022 Term Notes plus accrued interest. Said term notes payable were no longer outstanding as of the settlement date.

As of December 31, 2024, the interest rate of the 2022 Term Notes was 14% per annum, for a total principal of $0.2 million, and 16% per annum, for a total principal of $0.2 million. As of December 31, 2024, the total carrying value, including accrued interest, was $0.4 million. The total outstanding principal and accrued interest of 2022 Term Notes of $0.4 million was settled in full in January 2025. As of that date, the 2022 Term Notes were no longer outstanding.

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

During the year ended December 31, 2024, the Company settled in cash $0.3 million of principal of 2023 Term Notes plus accrued interest.

On December 23, 2024, pursuant to the debt amendment on $1.0 million of the 2023 Term Notes, commencing on February 1, 2025, the Company shall pay the holder, a related party, $0.1 million each month until the 2023 Term Notes’ principal and interest are fully paid. The principal shall continue accruing interest of 14% per annum until fully paid.

During the three months ended March 31, 2025, $0.5 million of the outstanding principal and accrued interest of the 2023 Term Notes was settled in cash.

As of March 31, 2025, the interest rate of the 2023 Term Notes was 14% per annum, for a total principal of $0.7 million. As of December 31, 2024, the interest rate was 14% and 18% per annum for a total principal of $1.2 million and $0.2 million, respectively. As of March 31, 2025 and December 31, 2024, the total carrying value, including accrued interest and net of debt discount, was $1.1 million and $1.9 million, respectively.

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

The total outstanding principal and accrued interest of the 2024 Bridge Loan of $0.2 million was settled in full in January 2025. As of that date, the bridge loan was no longer outstanding.

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

As of March 31, 2025 and December 31, 2024, the total carrying value of the promissory note, including accrued interest, was $0.6 million.

8. Total Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of March 31, 2025 and December 31, 2024, there were 31,792,580 and 20,760,214 shares of common stock issued and outstanding, respectively, and 1,800,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the three months ended March 31, 2025, the Company issued 2,682,911 shares of common stock through an At The Market Offering, 5,000,000 shares of common stock in connection with the Company’s January Confidentially Marketed Public Offering, 3,325,000 shares of common stock in connection with the Company’s March Registered Direct Offering and Concurrent Private Placement, and 24,455 shares of common stock pursuant to a release of Restricted Stock Units.

During the three months ended March 31, 2024, the Company issued 5,000 shares of common stock in lieu of cash for certain marketing services (see Note 11), 13,875 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement (see Note 11), and 1,581 shares of common stock issued to a stockholder as a result of the FLAG Merger.

As of March 31, 2025 and December 31, 2024, common stock reserved for future issuance consisted of the following:

	March 31, 2025	December 31, 2024
Common stock warrants outstanding	20,256,808	10,923,158
Common stock options issued and outstanding	910,054	918,759
Restricted stock units vested and unreleased	—	24,455
Shares available for future issuance under the 2023 Equity Incentive Plan	94,595	88,898
Shares reserved under the 2023 Employee Stock Purchase Plan	393,781	393,781
	21,655,238	12,349,051

April Public Offering

On April 18, 2024, in connection with the April Public Offering, the Company sold an aggregate of 1,323,250 Common Stock Units and 196,500 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $4.00 per Common Stock Unit or PFW Unit.

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

May Inducement Offer

On May 31, 2024, following the closing of the May Inducement Offer, warrant holders immediately exercised some or all of their respective outstanding Series B Warrants and Series C Warrants to purchase up to an aggregate of 1,069,800 shares of the Company’s Common Stock, Series B-1 Warrants to purchase up to 267,300 shares of Common Stock and Series C-1 Warrants to purchase up to 802,500 shares of Common Stock, at a reduced exercise price of $2.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company agreed to issue unregistered new Series D Warrants to purchase up to 1,069,800 shares of Common Stock.

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

At the Market Offering

On October 11, 2024, the Company entered into an At The Market Offering Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement with Ladenburg Thalmann & Co. Inc., dated October 11, 2024, from $5.1 million to $11.2 million, and filed a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the period ended March 31, 2025, the Company sold 2,682,911 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

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

November Confidentially Marketed Public Offering (CMPO)

On November 14, 2024, the Company entered into a CMPO Agreement with Ladenburg, the “Placement Agent”, pursuant to which the Company agreed to issue in a public offering 4,437,869 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.69 per Share. The closing of the offering took place on November 15, 2024. The gross proceeds from the offering were approximately $7.5 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The Company issued the Placement Agent common stock warrants to purchase up to 221,893 shares of Common Stock. See further warrant details below.

January Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company entered into a CMPO Agreement with Ladenburg Thalmann & Co. Inc, the “Placement Agent”, pursuant to which the Company agreed to issue and sell in a public offering 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.85 per Share. The closing of the offering took place on January 10, 2025. The gross proceeds from the offering were $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company.

The common stock shares were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 250,000 shares of Common Stock. See further warrant details below.

March Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered offering, 3,325,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.65 per Share, (ii) pre-funded warrants ( “PFW”) to purchase up to an aggregate of 2,728,000 shares of Common Stock at a purchase price of $0.649 per Pre-funded Warrant and an exercise price of $0.001 per share (the “Pre-funded Warrant Shares”) and (iii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 6,053,000 shares of Common Stock (the “Series G Common Warrants” or the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “March Registered Direct Offering and Concurrent Private Placement”.

The Shares, the PFW, and the PFW Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), which was declared effective by the Securities Exchange Commission on February 7, 2025. The Series G Warrants and the Warrant Shares were issued in a concurrent private placement and without registration under the Securities Act, and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The Company issued the Placement Agent common stock warrants to purchase up to 302,650 shares of Common Stock. See further warrant details below.

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

Warrants

As of March 31, 2025 and December 31, 2024, the Company has outstanding warrants to purchase 20,256,808 and 10,923,158 shares of Common Stock, respectively, consisting of the following:

	March 31, 2025	December 31, 2024
Private Warrants to purchase Common Stock	191,217	191,217
Public Warrants to purchase Common Stock	1,150,000	1,150,000
Warrants to purchase Restricted Shares	640,000	640,000
Placement Agent Warrants to purchase Common Stock	1,006,521	453,871
Series A Warrants to purchase Common Stock	1,051,635	1,051,635
Series B Warrants to purchase Common Stock	689,335	689,335
Series B-1 Warrants to purchase Common Stock	762,300	762,300
Series C-1 Warrants to purchase Common Stock	815,000	815,000
Series D Warrants to purchase Common Stock	1,069,800	1,069,800
Series E Warrants to purchase Common Stock	2,050,000	2,050,000
Series F Warrants to purchase Common Stock	2,050,000	2,050,000
Series G Warrants to purchase Common Stock	6,053,000	—
Pre-Funded Series G Warrants to purchase Common Stock	2,728,000	—
	20,256,808	10,923,158

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

As of March 31, 2025 and December 31, 2024, Private Warrants to purchase 191,217 of Common Stock remain outstanding.

Public Warrants

In connection with the closing of the FLAG Merger on September 12, 2023, the Company assumed 1,150,000 public warrants to purchase common stock with an exercise price of $115.00 per share (the “Public Warrants”). The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

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

As of March 31, 2025 and December 31, 2024, Public Warrants to purchase 1,150,000 shares of Common Stock remained outstanding.

Warrants to Purchase Restricted Shares

On February 21, 2024, in connection with a settlement agreement (see Note 11), the Company issued an additional 40,000 warrants to purchase Restricted Shares which (i) has an exercise price equal to $13.20; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

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

As of March 31, 2025 and December 31, 2024, non-series warrants to purchase 640,000 shares of Common Stock remained outstanding.

Placement Agent Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, the Company issued to the placement agent warrants to purchase up to 75,988 shares of Common Stock, which (i) have an exercise price equal to $6.60 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On June 3, 2024, in connection with the closing of the May Inducement Offer, the Company issued to the placement agent warrants to purchase up to 53,490 shares of Common Stock, which (i) have an exercise price equal to $3.75 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

On October 23, 2024, in connection with the October Public Offering, the Company issued to the placement agent warrants to purchase up to 102,500 shares of Common Stock, which (i) have an exercise price equal to $1.25 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

On November 14, 2024, in connection with the November CMPO, the Company issued to the placement agent warrants to purchase up to 221,893 shares of Common Stock, which (i) have an exercise price equal to $2.11 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

On January 9, 2025, in connection with the January CMPO, the Company issued to the placement agent warrants to purchase up to 250,000 shares of Common Stock, which (i) have an exercise price equal to $1.0625 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

On March 28, 2025, in connection with the March Registered Direct Offering and Concurrent Private Placement, the Company issued to the placement agent warrants to purchase up to 302,650 shares of Common Stock, which (i) have an exercise price equal to $0.8125 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of initial exercise date, subject to the terms set forth in such warrant.

As of March 31, 2025 and December 31, 2024, placement agent warrants to purchase a total of 1,006,521 and 453,871 shares of Common Stock, respectively, remained outstanding.

Series A Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, the Company issued Series A warrants to purchase 1,519,750 shares of Common Stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 7), the Company issued additional Series A warrants to purchase 256,885 shares of Common Stock. The Series A Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series A warrants was reset to $1.52 per share, effective July 22, 2024.

During the year ended December 31, 2024, Series A warrants to purchase 725,000 shares of common stock were exercised at $1.52 per share and the Company received gross proceeds of approximately $1.1 million.

As of March 31, 2025 and December 31, 2024, Series A warrants to purchase 1,051,635 shares of common stock remained outstanding.

Series B Warrants

On April 18, 2024, in connection with the closing of the April Public Offering, the Company issued Series B warrants to purchase 1,519,750 shares of common stock. Furthermore, on April 18, 2024, in connection with the mandatory conversion of a $1.0 million Convertible Note (see Note 7), the Company issued additional Series B warrants to purchase 256,885 shares of common stock. The Series B Warrants have (i) an exercise price equal to $6.00 per share; and (ii) are exercisable for 1 year after the date of issuance of the warrants, subject to the terms set forth in such warrant.

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

As of March 31, 2025 and December 31, 2024, Series B warrants to purchase 689,335 shares of common stock remained outstanding.

Series B-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, the Company issued Series B-1 warrants to purchase 267,300 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant.

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

As of March 31, 2025 and December 31, 2024, Series B-1 warrants to purchase 762,300 shares of common stock remained outstanding.

Series C-1 Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, the Company issued Series C-1 warrants to purchase 802,500 shares of common stock, which (i) have an exercise price equal to $2.00 per share; and (ii) are exercisable for 5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. Series C-1 warrants to purchase 50,000 shares of common stock were exercised at $2.00 per share and the Company received gross proceeds of approximately $0.1 million.

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

As of March 31, 2025 and December 31, 2024, Series C-1 warrants to purchase 815,000 shares of common stock remained outstanding.

Series D Warrants

On June 3, 2024, in connection with the closing of the May Inducement Offer, the Company issued Series D warrants to purchase 1,069,800 shares of common stock, which (i) have an exercise price equal to $3.00 per share; and (ii) are exercisable for 5.5 years after the date of issuance of the warrants, subject to the terms set forth in such warrant. The Series D Warrants were issued as additional consideration to the Holders as part of the May Inducement Offer. The fair value of the Series D Warrants totaling $1.7 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

Pursuant to the Reverse Stock Split effected July 15, 2024, the exercise price of the Series D warrants was reset to $1.52 per share, effective July 22, 2024.

As of March 31, 2025 and December 31, 2024, Series D warrants to purchase 1,069,800 shares of common stock remained outstanding.

Series E Warrants

On October 23, 2024, in connection with the October Public Offering, the Company issued Series E warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 1 year anniversary of the initial exercise date, subject to the terms set forth in such warrant.

As of March 31, 2025 and December 31, 2024, Series E warrants to purchase 2,050,000 shares of common stock remained outstanding.

Series F Warrants

On October 23, 2024, in connection with the October Public Offering, the Company issued Series F warrants to purchase 2,050,000 shares of common stock, which (i) have an exercise price equal to $1.13 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the 5 year anniversary of the initial exercise date, subject to the terms set forth in such warrant.

As of March 31, 2025 and December 31, 2024, Series F warrants to purchase 2,050,000 shares of common stock remained outstanding.

Series G Warrants

On March 28, 2025, in connection with the March Registered Direct Offering and Concurrent Private Placement, the Company issued Series G warrants to purchase 6,053,000 shares of common stock, which (i) have an exercise price equal to $0.6954 per share; and (ii) are exercisable 6 months from the date of issuance and expire on the seven and a half year anniversary of the initial exercise date, subject to the terms set forth in such warrant.

As of March 31, 2025, Series G warrants to purchase 6,053,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2024.

Pre-funded Series G Warrants

On March 28, 2025, in connection with the March Registered Direct Offering and Concurrent Private Placement, the Company issued Pre-Funded Series G warrants to purchase 2,728,000 shares of common stock, which (i) have a purchase price of $0.649 per share; (ii) have an exercise price equal to $0.001 per share; and (iii) remain valid and exercisable until all the Pre-funded Warrants are exercised in full, subject to the terms set forth in such warrant.

As of March 31, 2025, Pre-funded Series G warrants to purchase 2,728,000 shares of common stock remained outstanding. There were no such warrants as of December 31, 2024.

The following table summarizes the Company’s aggregate warrant activity for the three months ended March 31, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	10,923,158	$15.43	3.63
Issued	9,333,650	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2025	20,256,808	$8.64	4.13

The following table summarizes the Company’s aggregate warrant activity for the three months ended March 31, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	1,341,217	$115.00	4.72
Issued	40,000	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at March 31, 2024	1,381,217	$112.10	4.47

9. Stock-Based Compensation

Equity Incentive Plans

Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 393,781 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of March 31, 2025, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan, hereinafter the 2023 ESPP, which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There have been no shares issued under the 2023 ESPP to date.

Stock Options

Options granted under the 2023 Plan may be either “incentive stock options” within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), or “non-qualified” stock options that do not qualify incentive stock options. Incentive stock options may be granted only to the Company’s employees and employees of domestic subsidiaries, as applicable. The exercise price of stock options shall be equal to or greater than the fair market value of common stock on the date the option is granted. In the case of an optionee who, at the time of grant, owns more than 10% of the combined voting power of all classes of stock, the exercise price of any incentive stock option must be at least 110% of the fair market value of the common stock on the grant date, and the term of the option may be no longer than five years. The aggregate fair market value of common stock (determined as of the grant date of the option) with respect to which incentive stock options become exercisable for the first time by an optionee in any calendar year may not exceed $0.1 million, otherwise it will be classified as a Non-Qualified Stock Option.

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

Employee Benefit Plans Securities Registration Statement

On October 1, 2024, the Company filed a Registration Statement on Form S-8, which includes a Reoffer Prospectus which may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the shares issuable to the holders pursuant to awards granted by the Company under the Calidi 2023 Equity Incentive Plan. The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	919	$18.41	5.67	$5
Options granted	4	0.87
Options exercised	—	—
Options forfeited or cancelled	(13)	13.67
Outstanding at March 31, 2025	910	$18.40	5.43	$—
Exercisable at March 31, 2025	750	$19.22	4.71	$—

Restricted Stock Units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	25	$1.15
Vested and released	(25)	1.15
Balance at March 31, 2025	—	—

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$147	$203
General and administrative	460	685
Total stock-based compensation expense	$607	$888

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $92.70 per share to the then current fair value of $71.10 per share pursuant to an updated valuation report. The three months ended March 31, 2025 and 2024 includes a noncash compensation charge of approximately $17,000 and $21,000, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of March 31, 2025, the total unamortized stock-based compensation expense related to stock options was approximately $2.0 million, expected to be amortized over an estimated weighted average life of 1.2 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended March 31, 2025 and 2024 was $0.65 and $11.20 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected volatility	86.90%	88.54%
Risk-free interest rate	4.13%	3.93%
Expected option life (in years)	6.01	5.77
Expected dividend yield	0.0%	0.0%

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

For the three months ended March 31, 2025 and 2024, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

Upon execution of the San Diego Lease, the Company provided the lessor a payment of $0.1 million as first month base rent and prepaid operating expenses, and a letter of credit in the amount of $0.1 million issued by a bank in the name of the lessor. To obtain the letter of credit, the Company has provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor. The restricted cash may not be used for any other purpose (see Note 2). The prepaid rent was included in the initial accounting of the San Diego Lease, as presented in the tables below.

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on March 31, 2027, with monthly payments of €4,047 Euros per month.

Operating lease expense recognized during the three months ended March 31, 2025 and 2024 was approximately $0.4 million.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$362	$349
Operating cash flows from financing leases	$6	$8
Financing cash flows from financing leases	$17	$23

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	March 31, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right-of-use assets, net	$2,636	$2,934
Right-of-use lease liabilities, current	$1,252	$1,204
Right-of-use lease liabilities, noncurrent	1,523	1,845
Total operating lease liabilities	$2,775	$3,049
Financing Leases
Machinery and equipment, gross	$601	$588
Accumulated depreciation	(361)	(333)
Machinery and equipment, net	$240	$255
Current liabilities	$69	$66
Noncurrent liabilities	129	145
Total financing lease liabilities	$198	$211
Weighted average remaining lease term
Operating leases	1.9 years	2.2 years
Financing leases	2.9 years	3.2 years
Weighted average discount rate
Operating leases	11.73%	11.75%
Financing leases	12.17%	12.13%

The following table presents future minimum lease commitments as of March 31, 2025 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2025 (April – December)	$1,104	$67
2026	1,507	87
2027	485	51
2028	3	34
2029	—	—
2030 and thereafter	—	—
Total minimum lease payments	3,099	239
Less: amounts representing interest	(324)	(41)
Present value of net minimum lease payments	$2,775	198

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

Legal Proceedings

Former Chief Accounting Officer and Interim Chief Financial Officer

On November 15, 2023, Tony Kalajian, the Company’s prior Chief Accounting Officer and interim Chief Financial Officer, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, the Company’s director and former Chief Executive Officer, and Ms. Pizarro, the Company’s Chief Corporate Development Officer and Chief Legal Officer, alleging defamation and constructive discharge of Mr. Kalajian’s position of Chief Accounting Officer and interim Chief Financial Officer (Case No. 37-203-00049813-CU-DF-CTL) (the “Primary Case”). Mr. Kalajian is seeking $0.6 million in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees.

The Company successfully moved to disqualify Mr. Kalajian’s counsel, Robert Brownlie, which is now on appeal. It also filed a claim against Mr. Kalajian in arbitration for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief relating to bonuses Mr. Kalajian caused to be paid to himself and the accounting team. Due to the appeal, the Court in November 2024, issued a discretionary stay on this case and all related cases, as described below. The stay was lifted in March 2025 by stipulation when Mr. Kalajian engaged new counsel in connection with the proceedings.

The Company denies the allegations and, along with the director and named officer, continues to vigorously defend the lawsuit and related claims, prosecute its claims against Mr. Kalajian, and seek recovery of a $150,000 bonus Mr. Kalajian approved to be paid to himself without first obtaining proper authorization by the Company’s Board of Directors. No trial date is scheduled. Discovery and regular law and motion have commenced. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

On February 29, 2024, Mr. Kalajian filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case is deemed related to the Primary Case above and is stayed.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 13,943 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to the Primary Case above and was dismissed by Mr. Kalajian as part of a stipulation executed in March 2025.

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud in violation of the California Corporations Code, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in US District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025, the parties engaged in a mandatory settlement conference which resulted in no resolution of the case. Discovery has commenced. No trial date has been set. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of March 31, 2025 and December 31, 2024, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs.

As of March 31, 2025, and December 31, 2024, the remaining expected commitments are approximately $0.6 million and $0.3 million, respectively.

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

In consideration of the data use license granted by Northwestern to the Company under the CTA, the Company shall pay Northwestern the following: a non-creditable and non-refundable one-time milestone payment of $0.3 million upon reaching an aggregate of $2.0 million of net sales of a licensed product; (b) a non-creditable and nonrefundable one-time milestone payment of $0.5 million upon reaching an aggregate of $10.0 million of net sales of a licensed product; and (c) sublicensing royalty of 20% of any sublicensing revenue resulting from the grant of rights hereunder. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both.

The CTA shall terminate upon the completion of the parties’ Study-related activities. Either party has the right to terminate the Study upon 30 days prior written notice to the other. The Study may also be terminated immediately at any time for cause, which includes the following: material breach, which cannot be cured, by either party of the terms and conditions of the CTA.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2025 and December 31, 2024.

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

In June 2024, the Company made a payment of $50,000 and executed an Amendment to extend the due date to January 2025. The liability was settled in full in January 2025.

Settlement, Deferral or Payment of Deferred Compensation of Certain Executives and a Director

On August 31, 2023, Mr. Camaisa, Chief Executive Officer of the Company, and Mr. Leftwich, a director of the Company, entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 46,972 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which include accrued interest at 24% per annum payable at maturity. All notes and deferred compensation of Mr. Leftwich were amended on August 12, 2024, to reduce the interest rate to 14% per annum. This deferred compensation was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet at December 31, 2024. On January 3, 2025, $0.6 million of deferred compensation and accrued interest which were due to Director A was settled in its entirety.

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

On January 23, 2025, the Company delivered to Yorkville a Notice of Termination of the SEPA, dated as of December 10, 2023, by and between the Company and Yorkville. Termination of the SEPA became effective as of January 23, 2025, as mutually agreed by the Company and Yorkville.

At the time of the termination, there were no outstanding borrowings, advance notices or shares of common stock to be issued under the SEPA.

Subscription Agreement

In recognition of a Subscription Agreement entered into with a related party investor on July 26, 2024, the Board has approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to the Company’s Scientific and Medical Advisory Board (“SMAB”). This appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024 (“Consulting Agreement”). As part of the Consulting Agreement, the Investor will be awarded 5,000 stock options, with a standard four-year vesting period.

Assignment of Intellectual Property to Nova Cell

In conjunction with a strategic investment by a related party investor on July 26, 2024, the Board has approved the assignment of certain intellectual property rights to Nova Cell, pursuant to an Intellectual Property Assignment Agreement dated July 28, 2024.

12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no significant subsequent events that have occurred during such period that would require adjustment nor disclosure in the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” or “Notes” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

CLD-101 (NeuroNova™ Platform) for Newly Diagnosed High Grade Glioma (“HGG”) (also referred to as “NNV1” as to the indication). CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Prior to our licensing agreement with Northwestern University, an open-label, investigator sponsored, Phase 1, dose- escalation clinical trial for NNV1 in patients with newly diagnosed high-grade gliomas was completed. This clinical trial demonstrated that single administration of CLD-101 was well tolerated in patients with newly diagnosed HGG. Northwestern University began recruiting for a Phase 1b/2 clinical trial during the first quarter of 2025. This trial will explore the final dosing regimen for NNV1, including the feasibility of repeated dosing in newly diagnosed HGG. Extensive biomarker analysis will be performed on tumor biopsies and blood samples to determine viral distribution, specific tumor targeting and induction of anti-tumor immunity. This trial is dependent on funding from National Cancer Institute sponsored grants, which were frozen in March 2025. The continuation of this trial, including the dosing of the first patient, will be contingent on the resumption of funding.

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

CLD-201 (SuperNova™) for solid tumors (breast cancer, head & neck squamous cell carcinoma (HNSCC), and soft tissue sarcoma (also referred to as “SNV1”). SNV1 is our first internally developed pre-clinical product candidate utilizing our SuperNova™ Delivery Platform. Based on our pre-clinical studies, we believe SNV1 has therapeutic potential for the treatment of multiple solid tumors such as head and neck cancer, breast cancer and sarcoma. Our IND application was approved by the FDA in April 2025 for the clinical development of CLD-201 in March 2025. We plan to apply for non-dilutive funding, which we anticipate will support the commencement of a Phase 1 clinical trial for CLD-201 by the end of 2025.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private sales of common stock, convertible promissory notes, term debt, and the issuance of publicly traded securities. These investments have included and have been made by various related parties, including our former chief executive officer and former chairman of the Board of Directors.

Since inception, we have incurred significant operating losses. Our net loss was $5.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $126.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three months ended March 31, 2025. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Development

On April 17, 2025, Allan Camaisa notified the Board of Calidi Biotherapeutics, Inc. (the “Company”) of his resignation as the Company’s Chief Executive Officer and as Chairman of the Board and from all his positions with the Companies subsidiaries (except Nova Cell, Inc.), effective April 21, 2025, subject to finalization of the terms of the General Release of Claims and Transition Agreement, which agreement was fully-executed on April 22, 2025. Mr. Camaisa will continue to serve as a Class III director of the Company, and will assume the title of “CEO Emeritus”. Mr. Camaisa would also continue to serve as a director on the board of directors of our subsidiary Nova Cell, Inc. Mr. Camaisa’s resignation is not the result of any disagreement with the Company or its Board or any matter relating to the Company’s operations, policies, or practices.

The Company executed, on April 22, 2025, a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa. The Release Agreement contains customary protections, including a general release of claims by Mr. Camaisa in favor of the Company and certain other related parties. The Release Agreement will only go effective after the Revocation Period (which is seven business days from April 22, 2025, and excluding such date) has expired. Pursuant to the terms of the Release Agreement, after the Revocation Period, the Company shall be obligated to pay Mr. Camaisa $500,000 separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Mr. Camaisa’s COBRA premiums for 12 months, commencing May 2025, upon timely election. Mr. Camaisa shall also be entitled to receive a transition/ consulting pay of $10,000 per month during the transition period, and may also be entitled to incentive payments for opportunities that Mr. Camaisa has developed, as more specifically described in the Release Agreement. Such incentive will be calculated and paid based on revenues, capital, or monies actually received by the Company on or before December 31, 2026. No incentive will be earned or paid for revenues, capital, or monies that are received by the Company after that date. Mr. Camaisa will not receive compensation as a member of the Board during the period that he receives consideration pursuant to the Release Agreement.

On April 17, 2025, the Board, by a unanimous vote, appointed Eric Poma, Ph.D. to serve as CEO of the Company, effective April 22, 2025. In addition, on April 22, 2025, the Board, upon recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Dr. Poma to serve as a Class I director of the Company, also effective April 22, 2025, with a term expiring at the annual meeting of stockholders to be held in 2027.

On April 22, 2025, the Board appointed James Schoeneck as chairman of the Board, effective April 22, 2025, to serve until his successor is duly elected and qualified, or until his earlier resignation or removal. As previously disclosed, Mr. Schoeneck has served on the Board since September 12, 2023.

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

Other Income (Expenses), Net

Other income (expenses), net, primarily includes the changes in fair value of warrants and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of other liabilities and derivatives, and change in fair value of other liabilities and derivatives – related party, included as a component of other income (expenses), net, in the unaudited condensed consolidated statements of operations.

Interest expense primarily consists of amortization of discounts on term notes, including from related parties, and other interest expense incurred from financing leases and other obligations.

Other income also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income on our unaudited condensed consolidated statements of operations when the related research and developments expenses are incurred.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(2,425)	$(2,743)	$318	(12)%
General and administrative	(2,637)	(4,009)	1,372	(34)%
Total operating expenses	(5,062)	(6,752)	1,690	(25)%
Loss from operations	(5,062)	(6,752)	1,690	(25)%
Other income (expense), net
Total other income (expenses), net	3	(469)	472	(101)%
Loss before income taxes	(5,059)	(7,221)	2,162	(30)%
Income tax provision	(3)	(4)	1	(25)%
Net loss	$(5,062)	$(7,225)	$2,163	(30)%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 and 2024 were $2.4 million and $2.7 million, respectively. The $0.3 million decrease was primarily attributable to decrease in salaries and benefits of $0.3 million, and drug manufacturing and preclinical of $0.3 million, partially offset by an increase in consulting costs of $0.2 million, and other expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were $2.6 million and $4.0 million, respectively. The $1.4 million decrease was primarily due to decreases in salaries and benefits of $0.5 million arising from lower stock-based compensation expenses, decrease in headcount and lower separation costs, legal and settlement expenses of $0.5 million, insurance costs of $0.2 million, consulting and directors’ expenses of $0.1 million, and certain other public company expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2025 and 2024 were $3,000 other income and $0.5 million other expense, respectively. The $0.5 million increase in net other income is primarily due to a decrease in interest expense of $0.2 million, the net change in fair value in Forward Purchase Agreement Derivative Asset, Public Warrants, and Private Placement Warrants of $0.2 million, and a decrease in grant income of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were made by and included various related parties.

As of March 31, 2025, we had a cash balance of $10.6 million and restricted cash of $0.2 million. Our debt and liability obligations as of March 31, 2025 include $3.0 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $2.8 million in operating lease liabilities, $1.1 million in related party term notes payable, $0.6 million in promissory notes, $0.2 million in finance lease liabilities, and $0.1 million in warrant liabilities, including related party amounts.

Financing and Financing-Related Transactions During the Three Months Ended March 31, 2025

January Confidentially Marketed Public Offering (CMPO)

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

Increase in Maximum Aggregate Offering Amount under the At The Market Offering Agreement

On February 4, 2025, Calidi increased the maximum aggregate offering amount of the shares of Calidi’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc., dated October 11, 2024, from $5.1 million to $11.2 million and filed a prospectus supplement (the “Current Prospectus Supplement”) under the Sales Agreement for an aggregate of $6.1 million. Prior to February 4, 2025, Calidi sold shares of common stock having an aggregate sales price of approximately $5.0 million under the Sales Agreement, including $3.2 million in 2024. During the period ended March 31, 2025, Calidi sold 2,682,911 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

March Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, Calidi entered into a Securities Purchase Agreement with a single institutional investor (the “Purchaser”), pursuant to which Calidi issued to the Purchaser, (i) in a registered offering, 3,325,000 shares of Calidi common stock, at a purchase price of $0.65 per share, and at the election of the investor, in lieu of the common stock, pre-funded warrants to purchase up to 2,728,000 shares of common stock at a price of $0.649 per pre-funded warrant, which represents the per share offering price for the common stock less the $0.001 per share exercise price for each such pre-funded warrant, and (ii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 6,053,000 shares of common stock (the “Series G Common Warrants”).

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

Debt Obligations

Calidi’s outstanding debt obligations as of March 31, 2025, including related party components, are as follows (in thousands):

	March 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$750	$382	$1,132
Promissory note	600	23	623
Total debt	$1,350	$405	$1,755
Less: current portion of long-term debt			(1,155)
Long-term debt, net of current portion			$600

Warrants

As of March 31, 2025, Calidi had outstanding warrants to purchase 20,256,808 shares of Common Stock, consisting of the following:

March 31, 2025
Private Warrants to purchase Common Stock	191,217
Public Warrants to purchase Common Stock	1,150,000
Warrants to purchase Restricted Shares	640,000
Placement Agent Warrants to purchase Common Stock	1,006,521
Series A Warrants to purchase Common Stock	1,051,635
Series B Warrants to purchase Common Stock	689,335
Series B-1 Warrants to purchase Common Stock	762,300
Series C-1 Warrants to purchase Common Stock	815,000
Series D Warrants to purchase Common Stock	1,069,800
Series E Warrants to purchase Common Stock	2,050,000
Series F Warrants to purchase Common Stock	2,050,000
Series G Warrants to purchase Common Stock	6,053,000
Pre-Funded Series G Warrants to purchase Common Stock	2,728,000
20,256,808

Commitments and Contingencies

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) that will serve as Calidi’s principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan Camaisa, former Chief Executive Officer of Calidi, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The San Diego Lease has an initial term of 4 years.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments pursuant to the terms and conditions of the license agreements. As of March 31, 2025, we do not believe it probable that we will make these payments.

Other commitments and contingencies include various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $3.3 million and, certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101, CLD-201 programs totaling $0.6 million.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the three months ended March 31, 2025 and 2024

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Net cash (used in) provided by:
Operating activities	$(7,131)	$(3,831)	$(3,300)	86%
Investing activities	(7)	(5)	(2)	40%
Financing activities	8,108	3,013	5,095	169%
Effect of exchange rate on cash	—	17	(17)	(100)%
Net increase (decrease) in cash and restricted cash	$970	$(806)	$1,776	(220)%

Operating activities

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2025, primarily resulting from our net loss of $5.1 million. Our net loss was reduced by certain non-cash items that included $0.6 million in stock-based compensation, $0.3 million in amortization of right of use assets, and $0.1 million in depreciation expense, partially offset by an increase of $3.0 million from the change in our operating assets and liabilities.

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2024, primarily resulting from our net loss of $7.2 million. Our net loss was reduced by certain non-cash items that included $0.9 million in stock-based compensation, $0.3 million in amortization of right of use assets, $0.2 million in change in fair value of other liabilities and derivatives, and $0.1 million in depreciation expense, partially offset by an increase of $1.9 million from the change in our operating assets and liabilities.

Investing activities

Net cash used in investing activities was $7,000 for the three months ended March 31, 2025, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2024, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2025, which primarily related to proceeds from the January Confidentially Marketed Public Offering of $3.8 million, proceeds from the March Registered Direct Offering and Concurrent Private Placement of $3.5 million, and proceeds from the At the Market Offering of $2.8 million, partially offset by repayment of term notes payable of $1.5 million, including related party amounts, payment of financing costs of $0.3 million, and repayment of bridge loan payable of $0.2 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 appearing elsewhere in this Form 10-Q. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Our existing cash will not be sufficient to complete development of CLD-101, CLD-201 and CLD-400. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. Our estimates are based on historical trends and on other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.

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

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We paid amounts under such agreements at the time of execution and pay annual fees. We have not paid any royalties under these agreements to date. We have not included the annual license fee payments contractual obligations because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements and amounts that could become payable in the future under these agreements, please see the sub-section entitled “License Agreements” within the “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025 and 2024.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue was less our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the first quarter ended March 31, 2025.

Item 1A. Risk Factors

During the three months ended March 31, 2025, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on January 10, 2025)

4.2	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on April 1, 2025)

4.3	Form of Series G Common Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on April 1, 2025)

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on April 1, 2025)

10.1	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 10, 2025)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 1, 2025)

10.3	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 1, 2025)

10.4	General Release of Claims and Transition Agreement by and between the Company and Allan Camaisa dated April 21, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 23, 2025)

10.5	Executive Employment Agreement by and between the Company and Eric Poma dated April 22, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 23, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: May 14, 2025	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

