Form 10-Q
period 2025-06-30
Calidi Biotherapeutics, Inc.
filed 2025-08-08
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 4, 2025, the registrant had 3,426,406 shares of common stock, $0.0001 par value, outstanding, excluding 150,000 non-voting shares of common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

EXPLANATORY NOTE

On August 4, 2025, the Company effected a reverse stock split (the “2025 Reverse Stock Split”) of its shares of Common Stock, par value $0.0001 per share (“Common Stock”). As a result of the 2025 Reverse Stock Split, every twelve (12) shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split were rounded up to the next whole number. The 2025 Reverse Stock Split reduced the number of shares of Common Stock outstanding from 42,915,580 shares to approximately 3,576,406 shares, inclusive of 150,000 non-voting common stock held in escrow, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 330,000,000 shares. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on August 5, 2025.

All references in this Quarterly Report to the number of shares, and per share amounts, as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the 2025 Reverse Stock Split.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,279	$9,591
Prepaid expenses and other current assets	770	636
Total current assets	6,049	10,227
NONCURRENT ASSETS
Machinery and equipment, net	929	869
Operating lease right-of-use assets, net	2,333	2,934
Other noncurrent assets	40	152
TOTAL ASSETS	$9,351	$14,182
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$1,215	$2,072
Related party accounts payable	12	2
Accrued expenses and other current liabilities	1,493	1,858
Related party accrued expenses and other current liabilities	441	480
Term notes payable, net of discount, including accrued interest	—	251
Related party term notes payable, net of discount, including accrued interest	775	2,702
Related party bridge loan payable, including accrued interest	—	223
Related party other current liability	—	638
Finance lease liability, current	113	66
Operating lease right-of-use liability, current	1,304	1,204
Total current liabilities	5,353	9,496
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	993	1,845
Finance lease liability, noncurrent	226	145
Promissory note	600	600
Warrant liability	96	119
Related party warrant liability	7	9
TOTAL LIABILITIES	7,275	12,214
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 2,877 and 1,730 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	134,193	123,277
Accumulated other comprehensive income loss, net of tax	(13)	(28)
Accumulated deficit	(132,416)	(121,715)
Total stockholders’ equity	1,764	1,534
Noncontrolling interest	312	434
Total equity	2,076	1,968
TOTAL LIABILITIES AND TOTAL EQUITY	$9,351	$14,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,593)	$(2,167)	$(5,018)	$(4,910)
General and administrative	(3,071)	(3,605)	(5,708)	(7,614)
Total operating expense	(5,664)	(5,772)	(10,726)	(12,524)
Loss from operations	(5,664)	(5,772)	(10,726)	(12,524)
OTHER INCOME (EXPENSES), NET
Interest expense	(29)	(108)	(63)	(206)
Interest expense – related party	(23)	(165)	(61)	(320)
Change in fair value of other liabilities and derivatives	(18)	86	14	(112)
Change in fair value of other liabilities and derivatives – related party	(1)	9	2	8
Grant income	—	181	50	181
Other income (expense), net	(22)	10	(32)	(7)
Total other income (expenses), net	(93)	13	(90)	(456)
LOSS BEFORE INCOME TAXES	(5,757)	(5,759)	(10,816)	(12,980)
Income tax provision	(4)	(8)	(7)	(12)
NET LOSS	$(5,761)	$(5,767)	$(10,823)	$(12,992)
Net loss attributable to noncontrolling interest	(46)	—	(122)	—
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(5,715)	(5,767)	(10,701)	(12,992)
Deemed dividend on warrants	—	(1,671)	—	(1,671)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,715)	$(7,438)	$(10,701)	$(14,663)
Net loss per share; basic and diluted	$(1.99)	$(16.75)	$(4.17)	$(39.61)
Weighted average common shares outstanding; basic and diluted	2,877	444	2,569	370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
NET LOSS	$(5,761)	$(5,767)	$(10,823)	$(12,992)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	13	(38)	15	20
COMPREHENSIVE LOSS	$(5,748)	$(5,805)	$(10,808)	$(12,972)
Comprehensive loss attributable to noncontrolling interest	(46)	—	(122)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,702)	$(5,805)	$(10,686)	$(12,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	1,730,051	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	223,583	—	2,754	—	—	2,754	—	2,754
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	416,667	—	3,607	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	277,084	—	3,423	—	—	3,423	—	3,423
Restricted stock unit shares released	2,038	—	—	—	—	—	—	—
Stock-based compensation	—	—	607	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	(4,986)	(4,986)	(76)	(5,062)
Balance at March 31, 2025	2,649,423	$—	$133,668	$(26)	$(126,701)	$6,941	$358	$7,299
Exercise of pre-funded warrants	227,334	—	3	—	—	3	—	3
Stock-based compensation	—	—	522	—	—	522	—	522
Foreign currency translation adjustments	—	—	—	13	—	13	—	13
Net loss	—	—	—	—	(5,715)	(5,715)	(46)	(5,761)
Balance at June 30, 2025	2,876,757	—	134,193	(13)	(132,416)	1,764	312	2,076

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	296,019	$—	$91,384	$(47)	$(99,572)	$(8,235)	$—	$(8,235)
Issuance of common stock in lieu of cash for services	417	—	29	—	—	29	—	29
Issuance of common stock in lieu of cash for SEPA commitment fee	1,157	—	81	—	—	81	—	81
Issuance of common stock to Calidi stockholders as result of Merger	132	—	—	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	158	—	—	158	—	158
Financing fees	—	—	(327)	—	—	(327)	—	(327)
Stock-based compensation	—	—	888	—	—	888	—	888
Foreign currency translation adjustments	—	—	—	58	—	58	—	58
Net loss	—	—	—	—	(7,225)	(7,225)	—	(7,225)
Balance at March 31, 2024	297,725	$—	$92,213	$11	$(106,797)	$(14,573)	$—	$(14,573)
Issuance of common shares and pre-funded warrants through April Public Offering, net of financing costs	110,271	—	4,822	—	—	4,822	—	4,822
Issuance of common stock per Convertible Note conversion	21,408	—	1,028	—	—	1,028	—	1,028
Issuance of common shares through May Inducement Offer, net of financing costs	89,151	—	1,818	—	—	1,818	—	1,818
Exercise of common stock warrants	4,167	—	100	—	—	100	—	100
Exercise of common pre-funded warrants	16,375	—	2	—	—	2	—	2
Issuance of RSUs for deferred compensation settlement	—	—	105	—	—	105	—	105
Stock-based compensation	—	—	751	—	—	751	—	751
Foreign currency translation adjustments	—	—	—	(38)	—	(38)	—	(38)
Net loss	—	—	—	—	(5,767)	(5,767)	—	(5,767)
Balance at June 30, 2024	539,097	$—	$100,839	$(27)	$(112,564)	$(11,752)	—	(11,752)

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,823)	$(12,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	801	752
Amortization of debt discount and financing costs	—	32
Stock-based compensation	1,129	1,639
Change in fair value of debt, other liabilities and derivatives	(16)	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(156)	1,582
Accounts payable	(733)	1,142
Accrued expenses and other current liabilities	(1,449)	(1,095)
Operating lease right of use liability	(764)	(489)
Net cash used in operating activities	(12,011)	(9,325)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(64)	(5)
Net cash used in investing activities	(64)	(5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	6,573	5,406
Proceeds from Registered Direct Offering	3,503	—
Proceeds from exercise of pre-funded warrants	3	2
Repayment of principal on related party term notes payable	(1,625)	—
Payment of financing costs	(381)	(781)
Repayment of principal on term notes payable	(200)	(300)
Repayment of principal on related party bridge loan payable	(200)	—
Repayment of financing lease obligations	(34)	(45)
Proceeds from warrant inducement financing	—	2,140
Proceeds from exercise of common stock warrants	—	100
Related party proceeds from issuance of loan payable	—	200
Proceeds from issuance of convertible notes payable	—	3,000
Repayment of convertible note payable	—	(1,500)
Payment of debt issuance costs	—	(9)
Net cash provided by financing activities	7,639	8,213
Effect of exchange rate changes on cash	6	4
NET DECREASE IN CASH AND RESTRICTED CASH	(4,430)	(1,113)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	9,809	2,167
At end of the period	$5,379	$1,054
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$837	$116
Cash paid for income taxes	$7	$6
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Machinery and equipment acquired through financing leases	$152	$—
Issuance of common stock in lieu of cash for services	$—	$29
Issuance of common stock in lieu of cash for SEPA commitment fee	$—	$81
Issuance of warrants for legal settlement	$—	$158
Issuance of convertible note for legal settlement	$—	$1,500
Financing fees included in accounts payable and accrued liabilities	$—	$560
Discount on convertible note payable	$—	$149
Deemed dividend on warrants	$—	$1,671
Issuance of common stock per conversion of convertible note	$—	$1,028
Issuance of RSUs for liability settlement	$—	$105

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

The Company is a clinical-stage biotechnology company that is developing genetic medicines and proprietary genetically-engineered oncolytic viruses. The Company is developing a pipeline of product candidates that are designed to: (i) protect oncolytic viruses from complement inactivation and innate immune cell inactivation by the body’s immune system, (ii) deliver potent genetic payloads directly into the tumors, and (iii) modify the tumor microenvironment by promoting a strong and durable antitumor immune response to facilitate tumor elimination, potentially leading to an improved cancer therapy.

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, licensing, acquiring and developing technology, establishing intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, process development and manufacturing for preclinical and clinical trials. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

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

Reverse Stock Split

On July 10, 2024, the Company filed a First Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), effective on July 15, 2024 (the “2024 Reverse Stock Split”). As a result of the 2024 Reverse Stock Split, every ten shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2024 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2024 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged.

On August 1, 2025, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation , as amended, with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), effective on August 4, 2025 (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, every twelve shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on August 5, 2025.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $132.4 million at June 30, 2025. During the six months ended June 30, 2025, the Company used $12.0 million of cash for operating activities. As of June 30, 2025, the Company had cash of $5.3 million and restricted cash of $0.1 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

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

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital through public or private equity or debt financing to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Risks and Uncertainties

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2024 in the Company’s Form 10-K, which was filed with the SEC on March 31, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada, and RedTail Biopharma, Inc. (“RedTail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose was for conducting certain parts of the SNV1 clinical enabling activities in Australia. Nova Cell’s primary operating activities will be expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Nova Cell will also serve as a technology service provider to develop innovative stem cell-based products, such as anti-aging creams and lotions. RedTail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and RedTail were incorporated in May 2024. RedTail has had no activity to date.

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

The Company owns 75% of Nova Cell’s fully-diluted capitalization, with the remaining 25% owned by a related party investor (see Note 8). Under the rules of determining whether an entity is a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidates Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company records net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	June 30, 2024
Cash	$5,279	$836
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	—	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$5,379	$1,054

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

Finance leases are included in machinery and equipment, and in finance lease liabilities, current and noncurrent, in the unaudited condensed consolidated balance sheets. The Company discloses the amortization of finance ROU assets in depreciation and amortization expense on the unaudited condensed consolidated statements of cash flows.

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

During both the three and six months ended June 30, 2025 and 2024, the Company recognized approximately $50,000 and $0.2 million in grant income in the accompanying unaudited condensed consolidated statements of operations, respectively.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for personnel in executive, finance and accounting, business development, operations and administrative functions. General and administrative expenses also include fees for legal, patent prosecution, legal settlements, consulting, accounting and audit services as well as insurance, outside service providers, direct and allocated facility-related costs and depreciation and amortization.

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2025 and 2024, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

Net Loss per share of Common Stock

Loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines earnings per share for the holders of the Company’s shares of Common Stock and participating securities. However, the participating securities do not include a contractual obligation to share in the losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss. In addition, common stock equivalent shares (whether or not participating) are excluded from the computation of diluted earnings per share in periods in which they have an anti-dilutive effect on net loss per share of Common Stock.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common stock shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, earnout shares, convertible notes, stock option awards, restricted stock units, and contingently issuable warrants (see Note 8) were antidilutive.

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of Common Stock for the six months ended June 30, 2025 and 2024 because including them would have been antidilutive (in thousands):

	Six Months Ended June 30,
	2025	2024
Warrants for common stock	1,403	655
Earnout shares	150	150
Convertible notes payable	—	93
Employee stock options	131	71
Restricted stock units	—	3
Commitments to issue common stock	—	2
Contingently issuable warrants(1)	—	—
Total common stock equivalents	1,684	974

(1)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved. As of June 30, 2025, the contingency was resolved in full and there were no contingently issuable warrants outstanding.

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

The Company views its operations and manages its business as a single reportable segment whose operations includes the research, development and commercialization efforts of platforms to potentiate oncolytic virus therapies on a consolidated basis, as further described in Note 1. The Company manages its Research and Development (“R&D”) activities on a consolidated basis. The Company expects to generate future income from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of the Company’s products.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Salaries and benefits	$(2,957)	$(2,837)	$(5,147)	$(5,823)
Insurance	(238)	(404)	(474)	(801)
Legal	(350)	(427)	(649)	(1,217)
Consulting	(592)	(336)	(1,211)	(841)
Rent and Maintenance	(610)	(554)	(1,175)	(1,072)
Clinical & research and development	(427)	(304)	(890)	(1,051)
Depreciation	(96)	(101)	(187)	(202)
Change in fair value of other liabilities and derivatives	(19)	95	16	(104)
Other segment items (1)	(468)	(891)	(1,099)	(1,869)
Income tax provision	(4)	(8)	(7)	(12)
NET LOSS	$(5,761)	$(5,767)	$(10,823)	$(12,992)

(1)	Other segment items include interest expense, grant income, and other income (expense).

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the six months ended June 30, 2025.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$100	$—	$—	$100
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	2	2
Total assets, at fair value	$100	$—	$2	$102
Liabilities:
Public Warrants	$89	$—	$—	$89
Private warrants	—	14	—	14
Total warrant liabilities, at fair value	$89	$14	$—	$103

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$110	$—	$—	$110
Private warrants	—	18	—	18
Total warrant liabilities, at fair value	$110	$18	$—	$128

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at April 1, 2025	$(5)	$75	$12
Change in fair value	3	14	2
Balance at June 30, 2025	$(2)	$89	$14

	Six Months Ended June 30, 2025
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at January 1, 2025	$(11)	$110	$18
Change in fair value	9	(21)	(4)
Balance at June 30, 2025	$(2)	$89	$14

The following table presents the changes in fair value of valued instruments for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at April 1, 2024	$(57)	$598	$99
Change in fair value	37	(114)	(18)
Balance at June 30, 2024	$(20)	$484	$81

	Six Months Ended June 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	210	(91)	(15)
Balance at June 30, 2024	$(20)	$484	$81

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of June 30, 2025 and December 31, 2024, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$1,276	$1,344
Accrued vendor and other expenses	658	994
Accrued expenses and other current liabilities	$1,934	$2,338

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$163	$99
Prepaid insurance	214	288
CIRM receivable	50	—
Other	343	249
Prepaid expenses and other current assets	$770	$636

5. Machinery and Equipment, net

As of June 30, 2025 and December 31, 2024, machinery and equipment, net, was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$2,536	$2,224
Accumulated depreciation	(1,607)	(1,355)
Machinery and equipment, net	$929	$869

Depreciation and amortization expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	June 30, 2025	December 31, 2024
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	775	2,702
Director F and relative of Officer A	Accounts payable and accrued expenses(2)	21	30
Director F	Former Chief Executive Officer(3)	432	—
Director D	Former President and Chief Operating Officer(4)	—	434
Director A	Advisory services included in accrued expenses(5)	—	18
Director F	Lease guaranty(6)	4	186
Director A	Other liabilities(7)	—	638
Director F and Director A	Warrant liability(8)	7	9
Relative of Officer A	Loan payable(9)	—	223

(1)	As of June 30, 2025, related party term note payable amounts due to Directors A totaling $0.8 million, inclusive of principal amounts totaling $0.4 million and accrued interest amounts totaling $0.4 million, have been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2024, related party term note payable amounts due to Directors A and E totaled $2.7 million. See Note 7 for further details.

(2)	Amounts owed to Director F as of June 30, 2025 and December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses. In April 2025, $28,000 was settled with Director F.

(3)

On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $500,000 separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025. Director F shall also be entitled to receive a transition/ consulting pay of $10,000 per month during the transition period. The Company expensed $20,000 for the three and six months ended June 30, 2025.

(4)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which included a severance accrual and accrued interest as of December 31, 2024 (see Note 11). The lump sum payment and accrued interest was settled in January 2025.

(5)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A received an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were settled in January 2025.

(6)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of June 30, 2025 and December 31, 2024, the amounts shown in the table above represents the present value, including accrued interest as of the period shown, of approximately $4,000 and $0.2 million, respectively, payment due to Director F upon the release or termination of the Guaranty, which is included in non-current operating lease right-of-use liability. The amount due to Director F was partially settled in April 2025.

(7)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was paid in January 2025 (see Note 11). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum. The deferred compensation and advisory fees were settled in January 2025.

(8)	See Note 8 for disclosures around Warrants.

(9)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which bears interest at 12%. The loan was settled in full in January 2025.

7. Debt

The Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024, including related party components, are as follows (in thousands):

	June 30, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$375	$400	$775
Promissory note	600	45	645
Total debt	$975	$445	$1,420
Less: current portion of long-term debt			(820)
Long-term debt, net of current portion			$600

	December 31, 2024
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$2,200	$753	$2,953
Bridge loan payable	200	23	223
Promissory note	600	45	645
Total debt	$3,000	$821	$3,821
Less: current portion of long-term debt			(3,221)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts as of June 30, 2025 are as follows (in thousands):

Year Ending December 31:
2025 (July — December)	$375
2026	—
2027	600
2028 and thereafter	—
Plus: accrued interest	445
Total debt	$1,420

The following discussion includes a description of the Company’s outstanding debt as of June 30, 2025 and December 31, 2024. The weighted average interest rate related to the Company’s outstanding debt was approximately 14.6% and 14.4% as of June 30, 2025 and December 31, 2024, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $40,000 and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, which is reported within other income (expense), net, in the unaudited condensed consolidated statements of operations.

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

On December 23, 2024, pursuant to the debt amendment on $1.0 million of the 2023 Term Notes, commencing on February 1, 2025, the Company shall pay the holder, a related party, $0.1 million each month until the 2023 Term Notes’ principal and interest are fully paid. The principal shall continue accruing interest of 14% per annum until fully paid. During the six months ended June 30, 2025, $0.6 million was paid in accordance with this agreement.

During the six months ended June 30, 2025, $0.5 million of the outstanding principal and accrued interest of the 2023 Term Notes was settled in cash.

As of June 30, 2025, the interest rate of the 2023 Term Notes was 14% per annum, for a total principal of $0.4 million. As of December 31, 2024, the interest rate was 14% and 18% per annum for a total principal of $1.2 million and $0.2 million, respectively. As of June 30, 2025 and December 31, 2024, the total carrying value, including accrued interest and net of debt discount, was $0.8 million and $1.9 million, respectively.

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company issued an aggregate of 75 shares of restricted common stock to the Lender.

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

As of June 30, 2025 and December 31, 2024, the total carrying value of the promissory note, including accrued interest, was $0.6 million.

8. Total Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of June 30, 2025 and December 31, 2024, there were 2,876,757 and 1,730,051 shares of common stock issued and outstanding, respectively, and 150,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the six months ended June 30, 2025, the Company issued 223,583 shares of common stock through an At The Market Offering, 416,667 shares of common stock in connection with the Company’s January Confidentially Marketed Public Offering, 277,084 shares of common stock in connection with the Company’s March Registered Direct Offering and Concurrent Private Placement, 227,334 shares of common stock in connection with the exercise of Pre-funded Series G Warrants, and 2,038 shares of common stock pursuant to a release of Restricted Stock Units.

During the six months ended June 30, 2024, the Company issued 417 shares of common stock in lieu of cash for certain marketing services, 1,157 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement, 132 shares of common stock issued to a stockholder as a result of the FLAG Merger, 110,271 shares of common stock issued in connection with the Company’s April Offering, 21,408 shares of common stock pursuant to Convertible Note conversion, 89,151 shares of common stock issued in connection with the Company’s May Inducement Offer, 4,167 shares of common stock from exercises of warrants, and 16,375 shares of common stock from exercises of pre-funded warrants.

As of June 30, 2025 and December 31, 2024, common stock reserved for future issuance consisted of the following:

	June 30, 2025	December 31, 2024
Common stock warrants outstanding	1,403,320	910,299
Common stock options issued and outstanding	130,686	77,245
Restricted stock units vested and unreleased	—	2,039
Shares available for future issuance under the 2023 Equity Incentive Plan	8,099	7,409
Shares reserved under the 2023 Employee Stock Purchase Plan	32,815	32,815
	1,574,920	1,029,807

April 2024 Public Offering

On April 18, 2024, in connection with the April Public Offering, the Company sold an aggregate of 110,271 Common Stock Units and 16,375 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $48.00 per Common Stock Unit or PFW Unit.

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

The Company issued the Placement Agent common stock warrants to purchase up to 6,333 shares of Common Stock. See further warrant details below.

May 2024 Warrant Inducement Offer

On May 31, 2024, following the closing of the May 2024 Warrant Inducement Offer, warrant holders immediately exercised some or all of their respective outstanding Series B Warrants and Series C Warrants to purchase up to an aggregate of 89,153 shares of the Company’s Common Stock, Series B-1 Warrants to purchase up to 22,275 shares of Common Stock and Series C-1 Warrants to purchase up to 66,878 shares of Common Stock, at a reduced exercise price of $24.00. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company agreed to issue unregistered new Series D Warrants to purchase up to 89,153 shares of Common Stock.

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

The Company issued the Placement Agent common stock warrants to purchase up to 4,458 shares of common stock. See further warrant details below.

Subscription Agreement

On July 26, 2024, the Board of Directors of the Company approved a Subscription Agreement dated July 28, 2024 entered with an accredited investor, a related-party. Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 58,235 shares of Common Stock at a purchase price of $17.172 per share; and (ii) warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $22.80, for an aggregate purchase price of $1.0 million.

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement with Ladenburg, dated October 11, 2024, from $5.1 million to $11.2 million, and filed a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the six-month period ended June 30, 2025, the Company sold 223,583 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

October 2024 Public Offering

On October 23, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers, (i) in a registered offering, 170,836 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $12.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 170,836 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 170,836 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

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

The Company issued the Placement Agent common stock warrants to purchase up to 8,542 shares of Common Stock. See further warrant details below.

November 2024 Confidentially Marketed Public Offering (CMPO)

On November 14, 2024, the Company conducted a CMPO with Ladenburg acting as the “Placement Agent”, pursuant to which the Company agreed to issue in a public offering 369,823 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $20.28 per Share. The closing of the offering took place on November 15, 2024. The gross proceeds from the offering were approximately $7.5 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of Common Stock were offered by the Company pursuant to a shelf-registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 18,492 shares of Common Stock. See further warrant details below.

January 2025 Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company conducted a CMPO Agreement with Ladenburg acting as the “Placement Agent”, pursuant to which the Company agreed to issue and sell in a public offering 416,667 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $10.20 per Share. The closing of the offering took place on January 10, 2025. The gross proceeds from the offering were approximately $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of Common Stock were offered by the Company pursuant to a shelf registration statement on Form S-3, which was declared effective by the Securities Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 20,834 shares of Common Stock. See further warrant details below.

March 2025 Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered offering, 227,084 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.80 per Share, (ii) pre-funded warrants ( “PFW”) to purchase up to an aggregate of 227,334 shares of Common Stock at a purchase price of $7.788 per Pre-funded Warrant and an exercise price of $0.001 per share (the “Pre-funded Warrant Shares”) and (iii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 504,417 shares of Common Stock (the “Series G Common Warrants” or the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “March Registered Direct Offering and Concurrent Private Placement”.

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

The Company issued the Placement Agent common stock warrants to purchase up to 25,221 shares of Common Stock. See further warrant details below.

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2024 Reverse Stock Split and 2025 Reverse Stock Split.

Warrants

As of June 30, 2025 and December 31, 2024, the Company has outstanding warrants to purchase 1,403,320 and 910,299 shares of Common Stock, respectively, consisting of the following:

	June 30, 2025	December 31, 2024	Exercise Price	Issuance date	Expiration date
Private Warrants to purchase Common Stock(1)	15,938	15,938	$1,380.00	September 12, 2023	September 12, 2028
Public Warrants to purchase Common Stock(2)	95,834	95,834	$1,380.00	September 12, 2023	September 12, 2028
Warrants to purchase Restricted Shares	3,334	3,334	$158.40	February 21, 2024	February 21, 2029
Warrants to purchase Restricted Shares	50,000	50,000	$22.80	July 28, 2024	July 28, 2027
Placement Agent Warrants to purchase Common Stock	6,333	6,333	$79.20	April 18, 2024	April 18, 2029
Placement Agent Warrants to purchase Common Stock	4,458	4,458	$45.00	June 3, 2024	June 3, 2029
Placement Agent Warrants to purchase Common Stock	8,542	8,542	$15.00	October 24, 2024	April 24, 2030
Placement Agent Warrants to purchase Common Stock	18,492	18,492	$25.35	November 15, 2024	May 15, 2030
Placement Agent Warrants to purchase Common Stock	20,834	—	$12.75	January 10, 2025	January 10, 2030
Placement Agent Warrants to purchase Common Stock	25,221	—	$9.75	March 31, 2025	March 31, 2030
Series A Warrants to purchase Common Stock(3)	87,643	87,643	$18.24	April 18, 2024	April 18, 2029
Series B Warrants to purchase Common Stock(4)	—	57,451	$18.24	April 18, 2024	April 18, 2025
Series B-1 Warrants to purchase Common Stock(5)	22,276	22,276	$18.24	June 3, 2024	June 3, 2029
Series B-1 Warrants to purchase Common Stock(5)	16,667	16,667	$18.24	July 19, 2024	July 19, 2029
Series B-1 Warrants to purchase Common Stock(5)	8,334	8,334	$18.24	July 22, 2024	July 22, 2029
Series B-1 Warrants to purchase Common Stock(5)	16,251	16,251	$18.24	November 13, 2024	November 13, 2029
Series C-1 Warrants to purchase Common Stock(6)	59,586	59,586	$18.24	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,167	4,167	$18.24	August 8, 2024	August 8, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,168	4,168	$18.24	August 16, 2024	August 16, 2029
Series D Warrants to purchase Common Stock(7)	89,153	89,153	$18.24	June 3, 2024	December 3, 2029
Series E Warrants to purchase Common Stock	170,836	170,836	$13.56	October 24, 2024	April 24, 2026
Series F Warrants to purchase Common Stock	170,836	170,836	$13.56	October 24, 2024	April 24, 2030
Series G Warrants to purchase Common Stock	504,417	—	$8.34	March 31, 2025	September 30, 2032
Series G Pre-Funded Warrants(8)	—	—	$0.012	March 31, 2025	—
	1,403,320	910,299

(1)	The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

27

(2)

The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

The Company may redeem the outstanding Public Warrants for $0.12 per warrant upon at least 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $2,160.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the public warrants on a cashless basis.

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

(3)	During the year ended December 31, 2024, Series A warrants to purchase 60,418 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $1.1 million.

(4)	Series B warrants to purchase 22,275 shares of common stock were exercised at a reduced exercise price of $24.00 in connection with the May Inducement Offer. Pursuant to the issuance of common stock per the Series B warrant exercises, the Company received gross proceeds of approximately $0.5 million. During the year ended December 31, 2024, Series B warrants to purchase 68,335 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $1.2 million.

(5)	During the year ended December 31, 2024, Series B-1 warrants to purchase 27,082 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $0.5 million.

(6)	In connection with the May Inducement Offer, Series C-1 warrants to purchase 4,167 shares of common stock were exercised at $24.00 per share and the Company received gross proceeds of approximately $0.1 million. During the year ended December 31, 2024, Series C-1 warrants to purchase 47,936 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $0.9 million.

(7)	The Series D Warrants were issued as additional consideration to the Holders as part of the May Inducement Offer. The fair value of the Series D Warrants totaling $1.7 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

(8)	During the six months ended June 30, 2025, Pre-funded Series G warrants to purchase 227,334 shares of common stock were exercised at $0.012 per share and the Company received gross proceeds of approximately $3,000.

The following table summarizes the Company’s aggregate warrant activity for the six months ended June 30, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	910,299	$185.16	3.63
Issued	777,806
Exercised	—
Cancelled	—
Outstanding at March 31, 2025	1,688,105	$103.68	4.13
Issued	—
Exercised	(227,334)
Expired	(57,451)
Outstanding at June 30, 2025	1,403,320	$122.70	4.80

The following table summarizes the Company’s aggregate warrant activity for the six months ended June 30, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	111,772	$1,380.00	4.72
Issued	3,334
Exercised	—
Expired	—
Outstanding at March 31, 2024	115,106	$1,345.20	4.47
Issued	633,249
Exercised	(93,317)
Expired	—
Outstanding at June 30, 2024	655,038	$284.40	3.46

9. Stock-Based Compensation

Equity Incentive Plans

Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 32,815 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of June 30, 2025, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

On August 4, 2025, the Company effected a 1-for-12 Reverse Stock Split. As a result, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on August 5, 2025.

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

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	77	$220.92	5.67	$5
Options granted	61	5.66
Options exercised	—
Options forfeited or cancelled	(7)	232.04
Outstanding at June 30, 2025	131	$118.80	7.43	$—
Exercisable at June 30, 2025	59	$228.52	4.77	$—

Restricted Stock Units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	2	$13.80
Vested and released	(2)	13.80
Balance at June 30, 2025	—	$—

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$111	$203	$258	$406
General and administrative	411	548	871	1,233
Total stock-based compensation expense	$522	$751	$1,129	$1,639

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $1,112.40 per share to the then current fair value of $853.20 per share pursuant to an updated valuation report. The three and six months ended June 30, 2025 includes a noncash compensation charge of approximately $16,000 and $33,000, in connection with this repricing. The three and six months ended June 30, 2024 include a noncash compensation charge of approximately $18,000 and $39,000, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of June 30, 2025, the total unamortized stock-based compensation expense related to stock options was approximately $1.6 million, expected to be amortized over an estimated weighted average life of 1.5 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended June 30, 2025 and 2024 was $4.23 and $17.64 per share, respectively, and during the six months ended June 30, 2025 and 2024 was $4.25 and $21.84 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	87.2%	87.0 - 87.6%	87.0%	84.8 - 88.5%
Risk-free interest rate	3.90%	4.50%	4.06%	3.93 - 4.50%
Expected option life (in years)	6.08	6.02 - 6.08	6.03	3.50 - 6.10
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three and six months ended June 30, 2025 and 2024, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on March 31, 2027, with monthly payments of €4,047 Euros per month. On July 1, 2025, StemVac entered into a finance lease agreement for laboratory equipment with an initial term that expires on May 31, 2029, with monthly payments of approximately €2,976 Euros per month. The lease commencement date was June 1, 2025. The lease agreement includes an option to renew the lease for an additional twelve months, which must be exercised by providing six months’ prior notice before the end of the initial lease term; however, the Company is not reasonably certain to extend the initial lease term and therefore additional lease payments associated with the automatic renewal are excluded from the lease term. The lease also contains a purchase option that the Company is not reasonably certain to exercise at the lease commencement date.

Operating lease expense recognized during the three months ended June 30, 2025 and 2024 was approximately $0.4 million, and during the six months ended June 30, 2025 and 2024 was approximately $0.8 million.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$730	$707
Operating cash flows from financing leases	$12	$16
Financing cash flows from financing leases	$34	$45

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	June 30, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right-of-use assets, net	$2,333	$2,934
Right-of-use lease liabilities, current	$1,304	$1,204
Right-of-use lease liabilities, noncurrent	993	1,845
Total operating lease liabilities	$2,297	$3,049
Financing Leases
Machinery and equipment, gross	$779	$588
Accumulated depreciation	(402)	(333)
Machinery and equipment, net	$377	$255
Current liabilities	$113	$66
Noncurrent liabilities	226	145
Total financing lease liabilities	$339	$211
Weighted average remaining lease term
Operating leases	1.7 years	2.2 years
Financing leases	3.2 years	3.2 years
Weighted average discount rate
Operating leases	11.71%	11.75%
Financing leases	9.18%	12.13%

The following table presents future minimum lease commitments as of June 30, 2025 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2025 (July – December)	$738	$71
2026	1,512	132
2027	295	94
2028	2	76
2029	—	17
2030 and thereafter	—	—
Total minimum lease payments	2,547	390
Less: amounts representing interest	(250)	(51)
Present value of net minimum lease payments	$2,297	339

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

The Company successfully moved to disqualify Mr. Kalajian’s previous counsel which is now on appeal. It also filed a claim against Mr. Kalajian in arbitration for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief relating to bonuses Mr. Kalajian caused to be paid to himself and the accounting team. Due to the appeal, the Court in November 2024, issued a discretionary stay on this case and all related cases, as described below. The stay was lifted in March 2025 by stipulation when Mr. Kalajian engaged new counsel in connection with the proceedings.

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

On February 29, 2024, Mr. Kalajian filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case is deemed related to the Primary Case above and was dismissed by stipulation in March 2025.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 1,162 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to and consolidated with the Primary Case above. No trial date is scheduled.

Former Executive Assistant

In July 2025, the Company filed a lawsuit in San Diego Superior Court against a former executive assistant alleging breach of fiduciary duty to the Company and misappropriation and improper disclosure of confidential and proprietary information in violation of her proprietary information and inventions agreement and severance agreement with the Company (Case No. 25CU034887C). The Company is seeking injunctive relief and damages. The case is in its early stages, and the outcome is uncertain. Management does not currently expect this matter to have a material adverse effect on the Company’s financial condition or results of operations.

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

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of June 30, 2025 and December 31, 2024, the Company had not accrued any such benefits except for the severance accrual for Mr. Ng discussed below.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs.

As of June 30, 2025, and December 31, 2024, the remaining expected commitments are approximately $0.5 million and $0.3 million, respectively.

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

Pursuant to the Northwestern Agreement, the Company agreed to a best-efforts commitment to fund up to $10 million towards a phase 2 clinical trial of NSC-CRAd-S-pk7 or other oncolytic viruses. Subject to the terms and conditions of the Northwestern Agreement, Northwestern may become entitled to receive contingent payments from the Company based on (i) sublicense royalty payments of double-digit percentage for any sublicensing revenue that the Company earns, if any, and, (ii) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a small percentage of the fair market value of any consideration received.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties. Indemnification provisions could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2025 and December 31, 2024.

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

Settlement, Deferral or Payment of Deferred Compensation of Certain Executives and a Director

On August 31, 2023, Mr. Camaisa, Chief Executive Officer of the Company, and Mr. Leftwich, a director of the Company, entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 46,972 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which include accrued interest at 24% per annum payable at maturity. All notes and deferred compensation of Mr. Leftwich were amended on August 12, 2024, to reduce the interest rate to 14% per annum. This deferred compensation was included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet at December 31, 2024. On January 3, 2025, $0.6 million of deferred compensation and accrued interest which were due to Mr. Leftwich was settled in its entirety.

Standby Equity Purchase Agreement

On December 10, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd., a Cayman Island exempt limited partnership (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $25.0 million of its shares of Common Stock, par value $0.0001 per share, at the Company’s request any time during the 36 months following the execution of the SEPA. The maximum advance under the SEPA is the lower of (i) an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an advance notice, or (ii) 41,667 shares. For the SEPA to be utilized, the shares underlying the agreement need to be registered on a Form S-1 filed with the SEC.

As consideration for Yorkville’s commitment to purchase the Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company paid a structuring fee of $25,000 to an affiliate of Yorkville and issued 1,157 shares of Common Stock to Yorkville (the “Commitment Fee Shares”). The Commitment Fee Shares were determined by dividing $0.3 million by the lowest daily VWAP of the Common Stock during the 10 Trading Days immediately prior to December 10, 2023.

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

12. Subsequent Events

2025 Reverse Stock Split

On August 1, 2025, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), effective on August 4, 2025 (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, every twelve shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on August 5, 2025.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this 2025 Reverse Stock Split.

Material Definitive Agreement

On July 9, 2025, Calidi entered into an inducement offer letter agreement (the “Inducement Letter”) with 7 holders of the Company’s existing Series A warrants (“Series A Warrants”), Series B-1 warrants (“Series B-1 Warrants”), Series C-1warrants (“Series C-1 Warrants”), Series D warrants, (“Series D Warrants”), Series E warrants (“Series E Warrants”), and Series F warrants (“Series F Warrants” and together with the Series A Warrants, Series B-1 Warrants, Series C-1 Warrants, Series D Warrants, and Series E Warrants, the “Existing Warrants”), which each of the Series A Warrants, the Series B-1 Warrants and the Series C-1 Warrants were issued pursuant to that certain Securities Purchase Agreement, dated April 16, 2024, the Series D Warrants were issued pursuant to that certain Letter Agreement dated May 31, 2024, and the Series E Warrants and Series F Warrants were issued pursuant to that certain Securities Purchase Agreement dated October 23, 2024. Pursuant to the Inducement Letter, such warrant holders immediately exercised some or all of their respective outstanding Series A Warrants, Series B-1 Warrants, Series C-1 Warrants, Series D Warrants, Series E Warrants, and Series F Warrants to purchase up to an aggregate of 549,596 shares of common stock, at a reduced exercise price of $8.40. The gross proceeds to the Company from the exercise of the Existing Warrants were $4.6 million, prior to deducting placement agent fees and estimated offering expenses.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company agreed to issue unregistered new Series H common stock purchase warrants (“New Series H Warrants”) to purchase up to 549,587 shares of common stock. The New Series H Warrants have an exercise price of $8.40 per share, will be initially exercisable on the 6 month anniversary of the issuance date and will have a term of 5.5 years from the issuance date.

The shares of the Company’s common stock underlying the Series A Warrants, Series B-1 Warrants, and the Series C-1 Warrants have been registered pursuant to an existing registration statement on Form S-1, as amended (File No.: 333-276741) declared effective by the Securities and Exchange Commission (the “SEC”) on April 15, 2024. The shares of the Company’s common stock underlying the Series D Warrants, Series E Warrants and Series F Warrants have been registered pursuant to an existing registration statement on Form S-1, as amended (File No.: 333-283741) declared effective by the SEC on December 27, 2024. The shares of our common stock underlying the New Series H Warrants have been registered pursuant to a registration statement on Form S-1 (File No.: 333-288529) declared effective on July 11, 2025.

2023 Plan

On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815.

Executive Position Elimination

On July 24, 2025, the Compensation Committee of the Company approved the elimination of the position of President, Medical and Scientific Affairs (the “Position”), held by Dr. Boris Minev (the “Executive”). As a result, the Executive ceased to serve as an executive officer and a Section 16 officer of the Company, effective July 29, 2025. The Company expects to enter into a Separation and General Release of Claims Agreement with Dr. Minev, and, to the extent any such agreement is entered into, the Company will file a Current Report on Form 8-K disclosing the material terms of such arrangement. The Position has been eliminated as part of the Company’s ongoing review of its organizational structure and cost optimization efforts and not as a result of any disagreement between Dr. Minev and the Company or its board of directors or any matter relating to the Company’s operations, policies, or practices. Dr. Guy Travis Clifton, the Company’s Chief Medical Officer, Consultant and Advisor, will assume Dr. Minev’s responsibilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We are a clinical stage biotechnology company that is developing genetic medicines and proprietary genetically-engineered oncolytic viruses. We are currently developing RedTail, an enveloped vaccinia virus platform designed to deliver genetic medicine to tumor sites, and two proprietary stem cell-based oncolytic virus platforms (SuperNova and NeuroNova). The RedTail platform is expected to commence a Phase I trial by the end of 2026 with the first compound (CLD-401) delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

●	Survive in circulation and home to metastatic tumor sites;
●	Induce cell kill tumor cells and immune priming in the TME; and
●	Deliver genetic medicine payloads like IL-15 superagonist for expression in the TME.

Our SuperNova and NeuroNova platforms are designed to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;
●	Enhance oncolytic viral amplification inside the allogeneic cells; and
●	Modify the TME to allow improvements in cell targeting and viral amplification at the tumor site.

Oncolytic viruses have been pursued as therapeutic platforms in oncology because of their ability to preferentially infect and replicate within cancer cells, resulting in both direct lysis of the tumor cells as well as activation of an antitumor immune response, while leaving normal, healthy cells unharmed. Despite the promises of oncolytic viruses, a major obstacle against their therapeutic use has been their rapid elimination by the patient’s immune system; this has meant that oncolytic viruses have been largely relegated to being used for local delivery to tumors but have not been successful in patients with extensive metastatic disease. The only approved oncolytic virus therapy is T-VEC (Imlygic®), a modified herpes simplex virus (HSV) for the treatment of patients with melanoma given intratumorally.

We have been working on protecting oncolytic viruses from immune clearance for over a decade. Our NeuroNova investigational drug candidate is currently in a Phase 1 trial being run by our partner, City of Hope, in an investigator-initiated trial and we have an open IND for a Phase 1 trial for our SuperNova investigational drug candidate (CLD-201). In July 2025 we were granted Fast Track Designation to CLD-201 by the U.S. Food and Drug Administration (FDA) for the treatment of patients with soft tissue sarcoma. The platforms used in NeuroNova and SuperNova use oncolytic viruses embedded in stem cells to avoid immune clearance and facilitate initial viral amplification and expansion at the tumor sites. This approach has shown substantial benefit over unprotected virus in preclinical studies of intratumoral delivery, but stem cell encapsulation does not allow for systemic delivery of virus to tumor metastases in animal models. The size of the stem cells prohibited efficient dissemination into metastatic sites.

More recently, we used the learnings from NeuroNova and SuperNova to create RedTail, a novel oncolytic viral platform for systemic delivery. The virus used in RedTail has been proprietarily engineered to avoid immune clearance and to specifically replicate in tumor tissue where the virus also has the ability to deliver genetic medicines to the tumor microenvironment. RedTail utilizes a proprietary form of enveloped virus with genetic modifications, including engineered expression of CD55 on the enveloped virus, to avoid immune clearance. Because the virus is not encapsulated in stem cells, it is thousands of times smaller than the NeuroNova or SuperNova products and disseminates efficiently into metastatic sites in syngeneic animal models. In addition, the virus can be engineered to express genetic medicines while replicating in the tumor.

CLD-401, the first lead derived from the RedTail platform, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through private sales of common stock, warrants, convertible promissory notes, term debt, and the issuance of publicly traded securities. These investments have included and have been made by various related parties, including our former chief executive officer and former chairman of the Board of Directors.

Since inception, we have incurred significant operating losses. Our net loss was $5.8 million and $10.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $132.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, tariffs, ongoing supply chain disruptions, and the impacts of geopolitical conflicts, may also affect our business.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our inability to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations and financial condition.

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three and six months ended June 30, 2025. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

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

On April 22, 2025, we executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa. The Release Agreement contains customary protections, including a general release of claims by Mr. Camaisa in favor of the Company and certain other related parties. The Release Agreement will only go effective after the Revocation Period (which is seven business days from April 22, 2025, and excluding such date) has expired. Pursuant to the terms of the Release Agreement, after the Revocation Period, we shall be obligated to pay Mr. Camaisa $500,000 separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Mr. Camaisa’s COBRA premiums for 12 months, commencing May 2025, upon timely election. Mr. Camaisa shall also be entitled to receive a transition/ consulting pay of $10,000 per month during the transition period, and may also be entitled to incentive payments for opportunities that Mr. Camaisa has developed, as more specifically described in the Release Agreement. Such incentive will be calculated and paid based on revenues, capital, or monies actually received by the Company on or before December 31, 2026. No incentive will be earned or paid for revenues, capital, or monies that are received by the Company after that date. Mr. Camaisa will not receive compensation as a member of the Board during the period that he receives consideration pursuant to the Release Agreement.

On April 17, 2025, the Board, by a unanimous vote, appointed Eric Poma, Ph.D. to serve as our CEO, effective April 22, 2025. In addition, on April 22, 2025, the Board, upon recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Dr. Poma to serve as a Class I director of the Company, also effective April 22, 2025, with a term expiring at the annual meeting of stockholders to be held in 2027.

On April 22, 2025, the Board appointed James Schoeneck as chairman of the Board, effective April 22, 2025, to serve until his successor is duly elected and qualified, or until his earlier resignation or removal. As previously disclosed, Mr. Schoeneck has served on the Board since September 12, 2023.

On July 9, 2025, we held our 2025 Annual Meeting of Stockholders (the “Annual Meeting”). The stockholders elected James Schoeneck and George Peoples as Class II Directors of the Company by a plurality of the votes cast, and without contest, to serve a three-year term until the 2028 Annual Meeting of Stockholders or until their successor has been duly elected. Stockholders approved and ratified the appointment of CBIZ CPAs P.C. as our independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2025. Stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to, at the discretion of the Board of Directors, effect a reverse stock split with respect to our shares of issued and outstanding Common Stock, which consists of Voting Common Stock and Non-Voting Common Stock, at a ratio between 1-for-2 and 1-for-19 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board. On July 25, 2025, we announced the reverse stock split of our outstanding shares of common stock will be at a ratio of 1-for-12. Our common stock commenced trading on a split-adjusted basis on August 5, 2025 under the existing symbol of “CLDI.” At the Annual Meeting, the Stockholders also approved an amendment to our 2023 Equity Incentive Plan (the “2023 Plan”), to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815.

On July 9, 2025, we entered into an inducement offer letter agreement (the “Warrant Inducement Letter”) with seven holders of our various warrants. Pursuant to the Warrant Inducement Letter, such warrant holders immediately exercised some or all of their respective outstanding warrants at a reduced exercise price. The gross proceeds from the exercise of the induced warrants was $4.6 million, prior to deducting placement agent fees and offering expenses. For additional discussion of this Warrant Inducement Letter, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

On July 24, 2025, the Compensation Committee of Calidi approved the elimination of the position of President, Medical and Scientific Affairs (the “Position”), held by Dr. Boris Minev (the “Executive”). As a result, the Executive ceased to serve as an executive officer and a Section 16 officer of Calidi, effective July 29, 2025. We expect to enter into a Separation and General Release of Claims Agreement with Dr. Minev, and, to the extent any such agreement is entered into, we will file a Current Report on Form 8-K disclosing the material terms of such arrangement. The Position has been eliminated as part of our ongoing review of our organizational structure and cost optimization efforts and not as a result of any disagreement between Dr. Minev and us or our board of directors or any matter relating to our operations, policies, or practices. Dr. Guy Travis Clifton, our Chief Medical Officer, Consultant and Advisor, will assume Dr. Minev’s responsibilities.

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

Income Tax Provision

Since inception, we have incurred net operating losses primarily for U.S. federal and state income tax purposes and have not reflected any benefit of such net operating loss carryforwards for any periods presented in this Quarterly Report. The income tax provision in the periods presented is entirely attributable to amounts recorded from StemVac operations, our wholly-owned German subsidiary that provides research and development services to us under a cost-plus development agreement.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(2,593)	$(2,167)	$(426)	20%
General and administrative	(3,071)	(3,605)	534	(15)%
Total operating expenses	(5,664)	(5,772)	108	(2)%
Loss from operations	(5,664)	(5,772)	108	(2)%
Other income (expense), net
Total other income (expenses), net	(93)	13	(106)	(815)%
Loss before income taxes	(5,757)	(5,759)	2	0%
Income tax provision	(4)	(8)	4	(50)%
Net loss	$(5,761)	$(5,767)	$6	0%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 and 2024 were $2.6 million and $2.2 million, respectively. The $0.4 million increase was primarily attributable to an increase in consulting expenses of $0.3 million and drug manufacturing and preclinical expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $3.1 million and $3.6 million, respectively. The $0.5 million decrease was primarily due to a decrease in investor relations of $0.3 million, insurance expenses of $0.2 million, public company expenses of $0.1 million, and legal expenses of $0.1 million, partially offset by an increase in salaries and benefits of $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2025 and 2024 were $0.1 million other expense and $13,000 other income, respectively. The $0.1 million decrease in net other income was primarily due to a decrease in grant income from the CIRM of $0.2 million and a net change in fair value in Forward Purchase Agreement Derivative Asset and Public and Private Placement Warrants of $0.1 million, partially offset by a decrease in interest expense of $0.2 million.

Results of Operations

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(5,018)	$(4,910)	$(108)	2%
General and administrative	(5,708)	(7,614)	1,906	(25)%
Total operating expenses	(10,726)	(12,524)	1,798	(14)%
Loss from operations	(10,726)	(12,524)	1,798	(14)%
Other income (expense), net
Total other income (expenses), net	(90)	(456)	366	(80)%
Loss before income taxes	(10,816)	(12,980)	2,164	(17)%
Income tax provision	(7)	(12)	5	(42)%
Net loss	$(10,823)	$(12,992)	$2,169	(17)%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 and 2024 were $5.0 million and $4.9 million, respectively. The $0.1 million increase was primarily attributable to an increase in consulting expenses of $0.5 million, and rent expenses of $0.1 million, partially offset by a decrease in salaries and benefits of $0.3 million, and drug manufacturing and preclinical expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 were $5.7 million and $7.6 million, respectively. The $1.9 million decrease was primarily due to a decrease in legal fees of $0.6 million, salaries and benefits of $0.4 million, insurance expenses of $0.3 million, investor relations expenses of $0.2 million, public company expenses of $0.2 million, dues and subscriptions of $0.1 million, and consulting expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2025 and 2024 were $0.1 million and $0.5 million other expense, respectively. The $0.4 million decrease primarily relates to a decrease in interest expense of $0.4 million and a net change in fair value in Forward Purchase Agreement Derivative Asset and Public and Private Placement Warrants of $0.1 million, partially offset by a decrease in grant income from the CIRM of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

As of June 30, 2025, we had a cash balance of $5.3 million and restricted cash of $0.1 million. Our debt and liability obligations as of June 30, 2025 include $3.2 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $2.3 million in operating lease liabilities, $0.8 million in related party term notes payable, $0.6 million in promissory notes, $0.3 million in finance lease liabilities, and $0.1 million in warrant liabilities, including related party amounts.

Financing and Financing-Related Transactions During the Six Months Ended June 30, 2025

During the six months ended June 30, 2025, we undertook certain financing and financing-related transactions. Approximately $6.6 million in proceeds were received from the Public Offerings and $3.5 million in proceeds received from the March Registered Direct Offering and Concurrent Private Placement.

Financing and Financing-Related Transactions Subsequent to June 30, 2025

On July 9, 2025, Calidi entered into an inducement offer letter agreement (the “Warrant Inducement Letter”) with 7 holders of our existing Series A warrants (“Series A Warrants”), Series B-1 warrants (“Series B-1 Warrants”), Series C-1 warrants (“Series C-1 Warrants”), Series D warrants, (“Series D Warrants”), Series E warrants (“Series E Warrants”), and Series F warrants (“Series F Warrants” and together with the Series A Warrants, Series B-1 Warrants, Series C-1 Warrants, Series D Warrants, and Series E Warrants, the “Existing Warrants”), which each of the Series A Warrants, the Series B-1 Warrants and the Series C-1 Warrants were issued pursuant to that certain Securities Purchase Agreement, dated April 16, 2024, the Series D Warrants were issued pursuant to that certain Letter Agreement dated May 31, 2024, and the Series E Warrants and Series F Warrants were issued pursuant to that certain Securities Purchase Agreement dated October 23, 2024. Pursuant to the Warrant Inducement Letter, such warrant holders immediately exercised some or all of their respective outstanding Series A Warrants, Series B-1 Warrants, Series C-1 Warrants, Series D Warrants, Series E Warrants, and Series F Warrants to purchase up to an aggregate of 549,596 shares of common stock, at a reduced exercise price of $8.40. The gross proceeds from the exercise of the Existing Warrants was $4.6 million, prior to deducting placement agent fees and offering expenses.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, we agreed to issue unregistered new Series H common stock purchase warrants (“New Series H Warrants”) to purchase up to 549,587 shares of common stock. The New Series H Warrants have an exercise price of $8.40 per share, will be initially exercisable on the 6 month anniversary of the issuance date and will have a term of 5.5 years from the issuance date.

The shares of our common stock underlying the Series A Warrants, Series B-1 Warrants, and the Series C-1 Warrants have been registered pursuant to an existing registration statement on Form S-1, as amended (File No.: 333-276741) declared effective by the Securities and Exchange Commission on April 15, 2024. The shares of our common stock underlying the Series D Warrants, Series E Warrants and Series F Warrants have been registered pursuant to an existing registration statement on Form S-1, as amended (File No.: 333-283741) declared effective on December 27, 2024. The shares of our common stock underlying the New Series H Warrants have been registered pursuant to a registration statement on Form S-1 (File No.: 333-288529) declared effective on July 11, 2025.

Debt Obligations

Calidi’s outstanding debt obligations as of June 30, 2025, including related party components, are as follows (in thousands):

	June 30, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$375	$400	$775
Promissory note	600	45	645
Total debt	$975	$445	$1,420
Less: current portion of long-term debt			(820)
Long-term debt, net of current portion			$600

Warrants

As of June 30, 2025, Calidi had outstanding warrants to purchase 1,403,320 shares of Common Stock, consisting of the following:

June 30, 2025
Private Warrants to purchase Common Stock	15,938
Public Warrants to purchase Common Stock	95,834
Warrants to purchase Restricted Shares	53,334
Placement Agent Warrants to purchase Common Stock	83,880
Series A Warrants to purchase Common Stock	87,643
Series B-1 Warrants to purchase Common Stock	63,528
Series C-1 Warrants to purchase Common Stock	67,921
Series D Warrants to purchase Common Stock	89,153
Series E Warrants to purchase Common Stock	170,836
Series F Warrants to purchase Common Stock	170,836
Series G Warrants to purchase Common Stock	504,417
1,403,320

Commitments and Contingencies

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) serves as Calidi’s principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan Camaisa, former Chief Executive Officer of Calidi, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The San Diego Lease has an initial term of 4 years.

On July 1, 2025, StemVac entered into a finance lease agreement for laboratory equipment with an initial term that expires on May 31, 2029, with total payments of approximately €143,011 Euros.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of June 30, 2025, we do not believe it probable that we will make these payments.

Other commitments and contingencies include various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $2.9 million and, certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101, CLD-201 programs totaling $0.5 million.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the six months ended June 30, 2025 and 2024

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Net cash (used in) provided by:
Operating activities	$(12,011)	$(9,325)	$(2,686)	29%
Investing activities	(64)	(5)	(59)	1,180%
Financing activities	7,639	8,213	(574)	(7)%
Effect of exchange rate on cash	6	4	2	50%
Net decrease in cash and restricted cash	$(4,430)	$(1,113)	$(3,317)	298%

Operating activities

Net cash used in operating activities was $12.0 million for the six months ended June 30, 2025, primarily resulting from our net loss of $10.8 million. Our net loss was reduced by certain non-cash items that included $1.1 million in stock-based compensation, $0.6 million in amortization of right of use assets, and $0.2 million in depreciation and amortization expense, partially offset by an increase of $3.1 million from the change in our operating assets and liabilities.

Net cash used in operating activities was $9.3 million for the six months ended June 30, 2024, primarily resulting from our net loss of $13.0 million. Our net loss was reduced by certain non-cash items that included $1.6 million in stock-based compensation, $1.1 million from the change in our operating assets and liabilities, $0.6 million in amortization of right of use assets, $0.2 million in depreciation and amortization expense, and $0.1 million in change in fair value of debt, other liabilities, and derivatives.

Investing activities

Net cash used in investing activities was $64,000 for the six months ended June 30, 2025, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $5,000 for the six months ended June 30, 2024, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $7.6 million for the six months ended June 30, 2025, which primarily related to proceeds from Public Offerings of $6.6 million, and proceeds from the March Registered Direct Offering and Concurrent Private Placement of $3.5 million, partially offset by repayment of term notes payable of $1.8 million, including related party amounts, payment of financing costs of $0.4 million, and repayment of bridge loan payable of $0.2 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 appearing elsewhere in this Quarterly Report. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information on our assessment.

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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the three and six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101, CLD-201 programs totaling $0.5 million in future purchase commitments. However, these contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We may pay amounts under such agreements at the time of execution or annual fees. We have not paid any royalties under these agreements to date. We have not included the annual license fee payments contractual obligations because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements and amounts that could become payable in the future under these agreements, please see the sub-section entitled “License Agreements” within the “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Quantitative and Qualitative Disclosures about Market Risk

We are not currently exposed to significant market risk related to changes in interest rates because we do not have any cash equivalents or interest-bearing investments at this time. Our debt typically contains a fixed interest rate or is issued to certain lenders, including related party lenders, with other equity instruments, such as warrants, in lieu of a stated cash interest rate. We currently do not have debt with an interest rate that is variable and fluctuates with changes in interest rates.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025 and 2024.

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

Recent Accounting Pronouncements

Other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, we do not expect that any recently issued accounting standards will have a material impact on our financial statements or will otherwise apply to our operations.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the quarter ended June 30, 2025.

Item 1A. Risk Factors

During the three and six months ended June 30, 2025, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three and six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to the Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 7, 2025)

4.1	Form of Series H Common Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 10, 2025)

10.1	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 10, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: August 8, 2025	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

