Form 10-Q
period 2025-09-30
Calidi Biotherapeutics, Inc.
filed 2025-11-13
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 10, 2025, the registrant had 7,167,721 shares of common stock, $0.0001 par value, outstanding, excluding 150,000 non-voting shares of common stock held in escrow.

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

All references in this Quarterly Report to the number of shares, and per share amounts, as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been retrospectively restated to give effect to the 2025 Reverse Stock Split.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for par value data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,375	$9,591
Prepaid expenses and other current assets	653	636
Total current assets	11,028	10,227
NONCURRENT ASSETS
Machinery and equipment, net	849	869
Operating lease right-of-use assets, net	2,012	2,934
Other noncurrent assets	140	152
TOTAL ASSETS	$14,029	$14,182
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$1,143	$2,072
Related party accounts payable	5	2
Accrued expenses and other current liabilities	1,396	1,858
Related party accrued expenses and other current liabilities	778	480
Term notes payable, net of discount, including accrued interest	—	251
Related party term notes payable, net of discount, including accrued interest	405	2,702
Related party bridge loan payable, including accrued interest	—	223
Related party other current liability	—	638
Finance lease liability, current	112	66
Operating lease right-of-use liability, current	1,354	1,204
Total current liabilities	5,193	9,496
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	640	1,845
Finance lease liability, noncurrent	197	145
Promissory note	600	600
Warrant liability	186	119
Related party warrant liability	15	9
TOTAL LIABILITIES	6,831	12,214
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 6,906 and 1,730 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	1	—
Additional paid-in capital	144,495	123,277
Accumulated other comprehensive income loss, net of tax	(13)	(28)
Accumulated deficit	(137,565)	(121,715)
Total stockholders’ equity	6,918	1,534
Noncontrolling interest	280	434
Total equity	7,198	1,968
TOTAL LIABILITIES AND TOTAL EQUITY	$14,029	$14,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,361)	$(2,153)	$(7,379)	$(7,063)
General and administrative	(2,687)	(3,073)	(8,395)	(10,687)
Total operating expense	(5,048)	(5,226)	(15,774)	(17,750)
Loss from operations	(5,048)	(5,226)	(15,774)	(17,750)
OTHER INCOME (EXPENSES), NET
Interest expense	(31)	(98)	(94)	(304)
Interest expense – related party	(10)	(134)	(71)	(454)
Change in fair value of other liabilities and derivatives	(93)	352	(79)	240
Change in fair value of other liabilities and derivatives – related party	(7)	28	(5)	36
Grant income	—	—	50	181
Other income (expense), net	18	8	(14)	1
Total other income (expenses), net	(123)	156	(213)	(300)
LOSS BEFORE INCOME TAXES	(5,171)	(5,070)	(15,987)	(18,050)
Income tax provision	(10)	1	(17)	(11)
NET LOSS	$(5,181)	$(5,069)	$(16,004)	$(18,061)
Net loss attributable to noncontrolling interest	(32)	(15)	(154)	(15)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(5,149)	(5,054)	(15,850)	(18,046)
Deemed dividend on warrants	(5,673)	—	(5,673)	(1,671)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,822)	$(5,054)	$(21,523)	$(19,717)
Net loss per share; basic and diluted	$(2.21)	$(7.75)	$(6.40)	$(42.40)
Weighted average common shares outstanding; basic and diluted	4,907	652	3,362	465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
NET LOSS	$(5,181)	$(5,069)	$(16,004)	$(18,061)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	—	(47)	15	(27)
COMPREHENSIVE LOSS	$(5,181)	$(5,116)	$(15,989)	$(18,088)
Comprehensive loss attributable to noncontrolling interest	(32)	(15)	(154)	(15)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,149)	$(5,101)	$(15,835)	$(18,073)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	1,730,051	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	223,583	—	2,754	—	—	2,754	—	2,754
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	416,667	—	3,607	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	277,084	—	3,423	—	—	3,423	—	3,423
Restricted stock unit shares released	2,038	—	—	—	—	—	—	—
Stock-based compensation	—	—	607	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	(4,986)	(4,986)	(76)	(5,062)
Balance at March 31, 2025	2,649,423	$—	$133,668	$(26)	$(126,701)	$6,941	$358	$7,299
Exercise of pre-funded warrants	227,334	—	3	—	—	3	—	3
Stock-based compensation	—	—	522	—	—	522	—	522
Foreign currency translation adjustments	—	—	—	13	—	13	—	13
Net loss	—	—	—	—	(5,715)	(5,715)	(46)	(5,761)
Balance at June 30, 2025	2,876,757	$—	$134,193	$(13)	$(132,416)	$1,764	$312	$2,076
Issuance of common stock for Reverse Stock Split fractional shares	25,029	—	—	—	—	—	—	—
Issuance of common stock through August Public Offering	1,922,764	1	5,767	—	—	5,768	—	5,768
Exercise of pre-funded warrants	1,532,166	—	2	—	—	2	—	2
Issuance of common shares through July Inducement Offer, net of financing costs	549,596	—	4,004	—	—	4,004	—	4,004
Stock-based compensation	—	—	529	—	—	529	—	529
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(5,149)	(5,149)	(32)	(5,181)
Balance at September 30, 2025	6,906,312	$1	$144,495	$(13)	$(137,565)	$6,918	$280	$7,198

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	296,019	$—	$91,384	$(47)	$(99,572)	$(8,235)	$—	$(8,235)
Issuance of common stock in lieu of cash for services	417	—	29	—	—	29	—	29
Issuance of common stock in lieu of cash for SEPA commitment fee	1,157	—	81	—	—	81	—	81
Issuance of common stock to Calidi stockholders as result of Merger	132	—	—	—	—	—	—	—
Issuance of warrants for legal settlement	—	—	158	—	—	158	—	158
Financing fees	—	—	(327)	—	—	(327)	—	(327)
Stock-based compensation	—	—	888	—	—	888	—	888
Foreign currency translation adjustments	—	—	—	58	—	58	—	58
Net loss	—	—	—	—	(7,225)	(7,225)	—	(7,225)
Balance at March 31, 2024	297,725	$—	$92,213	$11	$(106,797)	$(14,573)	$—	$(14,573)

Issuance of common shares and pre-funded warrants through April Public Offering, net of financing costs	110,271	—	4,822	—	—	4,822	—	4,822
Issuance of common stock per Convertible Note conversion	21,408	—	1,028	—	—	1,028	—	1,028
Issuance of common shares through May Inducement Offer, net of financing costs	89,151	—	1,818	—	—	1,818	—	1,818
Exercise of common stock warrants	4,167	—	100	—	—	100	—	100
Exercise of common pre-funded warrants	16,375	—	2	—	—	2	—	2
Issuance of RSUs for deferred compensation settlement	—	—	105	—	—	105	—	105
Stock-based compensation	—	—	751	—	—	751	—	751
Foreign currency translation adjustments	—	—	—	(38)	—	(38)	—	(38)
Net loss	—	—	—	—	(5,767)	(5,767)	—	(5,767)
Balance at June 30, 2024	539,097	$—	$100,839	$(27)	$(112,564)	$(11,752)	—	(11,752)
Exercise of common stock warrants	144,798	—	2,736	—	—	2,736	—	2,736
Issuance of common stock for liability settlement	10,074	—	282	—	—	282	—	282
Issuance of common stock for legal settlement	1,667	—	150	—	—	150	—	150
Issuance of common stock for Reverse Stock Split fractional shares	6,621	—	—	—	—	—	—	—
Issuance of common shares and warrants per subscription agreement	58,235	—	1,000	—	—	1,000	—	1,000
Issuance of common stock per Convertible Note conversion	15,401	—	211	—	—	211	—	211
Investment in Nova Cell	—	—	1,500	—	—	1,500	500	2,000
Stock-based compensation	—	—	691	—	—	691	—	691
Foreign currency translation adjustment	—	—	—	(47)	—	(47)	—	(47)
Net loss	—	—	—	—	(5,054)	(5,054)	(15)	(5,069)
Balance at September 30, 2024	775,893	$—	$107,409	$(74)	$(117,618)	$(10,283)	$485	$(9,798)

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,004)	$(18,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,228	1,142
Amortization of debt discount and financing costs	—	41
Stock-based compensation	1,658	2,331
Change in fair value of debt, other liabilities and derivatives	84	(276)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38)	2,050
Accounts payable	(924)	537
Accrued expenses and other current liabilities	(1,185)	(1,285)
Operating lease right of use liability	(1,068)	(750)
Net cash used in operating activities	(16,249)	(14,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(91)	(11)
Net cash used in investing activities	(91)	(11)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	12,663	5,406
Proceeds from warrant inducement financing	4,136	2,140
Proceeds from registered direct offering	3,503	—
Proceeds from exercise of pre-funded warrants	5	2
Repayment of financing lease obligations	(63)	(63)
Repayment of principal on term notes payable	(200)	(300)
Repayment of principal on related party bridge loan payable	(200)	—
Payment of financing costs	(725)	(1,052)
Repayment of principal on related party term notes payable	(2,000)	—
Proceeds from exercise of common stock warrants	—	2,835
Proceeds from issuance of noncontrolling interest in Nova Cell	—	2,000
Related party proceeds from issuance of loan payable	—	200
Proceeds from issuance of convertible notes payable	—	3,000
Proceeds from issuance of common shares and warrants per subscription agreement	—	1,000
Proceeds from issuance of promissory note	—	600
Repayment of convertible note payable	—	(1,500)
Payment of debt issuance costs	—	(9)
Net cash provided by financing activities	17,119	14,259
Effect of exchange rate changes on cash	6	(29)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	785	(52)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	9,809	2,167
At end of the period	$10,594	$2,115
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$846	$124
Cash paid for income taxes	$12	$10
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrants	$5,673	$1,671
Machinery and equipment acquired through financing leases	$152	$—
Financing fees included in accounts payable and accrued liabilities	$111	$289
Issuance of common stock in lieu of cash for services	$—	$311
Issuance of common stock in lieu of cash for SEPA commitment fee	$—	$81
Issuance of warrants for legal settlement	$—	$158
Issuance of common stock for legal settlement	$—	$150
Issuance of convertible note for legal settlement	$—	$1,500
Discount on convertible note payable	$—	$149
Issuance of common stock per conversion of convertible note	$—	$1,239
Issuance of RSUs for liability settlement	$—	$105

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

On August 1, 2025, the Company filed a Second Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation , as amended, with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split of the shares of the Company’s Common Stock, par value $0.0001 per share, effective on August 4, 2025 (the “2025 Reverse Stock Split”). As a result of the 2025 Reverse Stock Split, every twelve shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2025 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on August 5, 2025.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $137.6 million at September 30, 2025. During the nine months ended September 30, 2025, the Company used $16.2 million of cash for operating activities. As of September 30, 2025, the Company had cash of $10.4 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with Calidi’s audited consolidated financial statements for the year ended December 31, 2024 in the Company’s Form 10-K, which was filed with the SEC on March 31, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the FASB.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada, and RedTail Biopharma, Inc. (“RedTail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose was for conducting certain parts of the SNV1 clinical enabling activities in Australia. Nova Cell’s primary operating activities were expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. RedTail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and RedTail were incorporated in May 2024. RedTail has had no activity to date.

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

The Company owned 75% of Nova Cell’s fully-diluted capitalization, with the remaining 25% owned by a related party investor (see Note 8). Under the rules of determining whether an entity was a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidated Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company recorded net loss attributable to noncontrolling interest in its unaudited condensed consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party. On October 27, 2025, the Company sold its ownership interest in Nova Cell and Nova Cell ceased to be a subsidiary of the Company (see Note 12).

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	September 30, 2024
Cash	$10,375	$1,897
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	119	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$10,594	$2,115

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

During the three and nine months ended September 30, 2025, the Company recognized approximately $0 and $50,000 in grant income in the accompanying unaudited condensed consolidated statements of operations, respectively.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2025 and 2024, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

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

As a result of the Company reported net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of Common Stock for the nine months ended September 30, 2025 and 2024 because including them would have been antidilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
Warrants for common stock	5,027	612
Employee stock options	282	76
Earnout shares	150	150
Convertible notes payable	—	139
Restricted stock units	—	3
Contingently issuable warrants(1)	—	—
Total common stock equivalents	5,459	980

(1)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved. As of September 30, 2025, the contingency was resolved in full and there were no contingently issuable warrants outstanding.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the following individuals:

●	Chief Executive Officer
●	Chief Financial Officer
●	Chief Scientific Officer and Head of Technical Operations

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Salaries and benefits	$(2,486)	$(2,443)	$(7,632)	$(8,266)
Insurance	(134)	(396)	(608)	(1,197)
Legal	(373)	(370)	(1,022)	(1,587)
Consulting	(364)	(380)	(1,575)	(1,221)
Rent and Maintenance	(584)	(538)	(1,759)	(1,610)
Clinical & research and development	(402)	(334)	(1,292)	(1,385)
Depreciation	(105)	(99)	(292)	(302)
Change in fair value of other liabilities and derivatives	(100)	380	(84)	276
Other segment items (1)	(623)	(890)	(1,723)	(2,758)
Income tax provision	(10)	1	(17)	(11)
NET LOSS	$(5,181)	$(5,069)	$(16,004)	$(18,061)

(1)	Other segment items include interest expense, grant income, and other income (expense).

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the nine months ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement and in January 2025, issued ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 refines the scope of derivative accounting under Topic 815 and clarifies the treatment of share-based noncash consideration under ASC 606. This ASU is effective for annual periods and interim periods beginning after December 15, 2026, with early adoption permitted. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in money market and certificate of deposit accounts	$219	$—	$—	$219
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	—	—
Total assets, at fair value	$219	$—	$—	$219
Liabilities:
Public Warrants	$173	$—	$—	$173
Private warrants	—	28	—	28
Total warrant liabilities, at fair value	$173	$28	$—	$201

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$110	$—	$—	$110
Private warrants	—	18	—	18
Total warrant liabilities, at fair value	$110	$18	$—	$128

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at July 1, 2025	$2	$89	$14
Change in fair value	(2)	84	14
Balance at September 30, 2025	$—	$173	$28

	Nine Months Ended September 30, 2025
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at January 1, 2025	$(11)	$110	$18
Change in fair value	11	63	10
Balance at September 30, 2025	$—	$173	$28

The following table presents the changes in fair value of valued instruments for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at July 1, 2024	$(20)	$484	$81
Change in fair value	9	(333)	(56)
Balance at September 30, 2024	$(11)	$151	$25

	Nine Months Ended September 30, 2024
	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	219	(424)	(71)
Balance at September 30, 2024	$(11)	$151	$25

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of September 30, 2025 and December 31, 2024, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$1,334	$1,344
Accrued vendor and other expenses	840	994
Accrued expenses and other current liabilities	$2,174	$2,338

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$133	$99
Prepaid insurance	252	288
Other	268	249
Prepaid expenses and other current assets	$653	$636

5. Machinery and Equipment, net

As of September 30, 2025 and December 31, 2024, machinery and equipment, net, was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$2,561	$2,224
Accumulated depreciation	(1,712)	(1,355)
Machinery and equipment, net	$849	$869

Depreciation and amortization expense amounted to approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense amounted to approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

6. Related Party Transactions

Prior to completing the Business Combination and becoming publicly traded in September 2023, the Company funded its operations primarily through issuances of convertible promissory notes and private sales of common stock. These investments included various related parties, as further discussed below.

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	September 30, 2025	December 31, 2024
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	405	2,702
Director F and relative of Officer A	Accounts payable and accrued expenses(2)	11	30
Director F	Severance accrual(3)	344	—
Director D	Severance accrual(4)	—	434
Director A	Advisory services included in accrued expenses(5)	—	18
Director F	Lease guaranty(6)	9	186
Director A	Other liabilities(7)	—	638
Director F and Director A	Warrant liability(8)	15	9
Relative of Officer A	Loan payable(9)	—	223
Officer G	Severance accrual(10)	179	—
Officer A	Severance accrual(11)	249	—

(1)	As of September 30, 2025, related party term note accrued interest payable due to Director A totaling $0.4 million has been classified as a short term liability on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2024, related party term note payable amounts due to Directors A and E totaled $2.7 million. See Note 7 for further details.

(2)	Amounts owed to the relative of Officer A as of September 30, 2025 and Director F and the relative of Officer A as of December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses. In April 2025, $28,000 was settled with Director F.

(3)	On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.3 million is outstanding as of September 30, 2025. Director F shall also be entitled to receive a transition and consulting pay of $10,000 per month during the transition period. The Company expensed $30,000 and $50,000 for the three and nine months ended September 30, 2025, respectively.

(4)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits. On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which included a severance accrual and accrued interest as of December 31, 2024 (see Note 11). The lump sum payment and accrued interest was settled in January 2025.

(5)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A received an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were settled in January 2025.

(6)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of September 30, 2025 and December 31, 2024, the amounts shown in the table above represents the present value, including accrued interest as of the period shown, of approximately $9,000 and $0.2 million, respectively, payment due to Director F upon the release or termination of the Guaranty, which is included in non-current operating lease right-of-use liability. The amount due to Director F was partially settled in April 2025.

(7)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was paid in January 2025 (see Note 11). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum. The deferred compensation and advisory fees were settled in January 2025.

(8)	See Note 8 for disclosures around Warrants.

(9)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which bears interest at 12%. The loan was settled in full in January 2025.

(10)	On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and is obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million separation pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. As of September 30, 2025, the Company accrued $0.2 million in severance pay, as shown in table above.

(11)	On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and is obligated to pay to Officer A i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of September 30, 2025, the Company accrued $0.2 million in severance pay, as shown in table above.

7. Debt

The Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024, including related party components, are as follows (in thousands):

	September 30, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$—	$405	$405
Promissory note	600	67	667
Total debt	$600	$472	$1,072
Less: current portion of long-term debt			(472)
Long-term debt, net of current portion			$600

	December 31, 2024
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$2,200	$753	$2,953
Bridge loan payable	200	23	223
Promissory note	600	45	645
Total debt	$3,000	$821	$3,821
Less: current portion of long-term debt			(3,221)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts as of September 30, 2025 are as follows (in thousands):

Year Ending December 31:
2025 (October — December)	$—
2026	—
2027	600
2028 and thereafter	—
Plus: accrued interest	472
Total debt	$1,072

The following discussion includes a description of the Company’s outstanding debt as of September 30, 2025 and December 31, 2024. The weighted average interest rate related to the Company’s outstanding debt was approximately 15.0% and 14.4% as of September 30, 2025 and December 31, 2024, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $27,000 and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $0.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, which is reported within other income (expense), net, in the unaudited condensed consolidated statements of operations.

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

On December 23, 2024, pursuant to the debt amendment on $1.0 million of the 2023 Term Notes, commencing on February 1, 2025, the Company shall pay the holder, a related party, $0.1 million each month until the 2023 Term Notes’ principal and interest are fully paid. The principal shall continue accruing interest of 14% per annum until fully paid. As of September 30, 2025, the total outstanding principal of the 2023 Term Notes of $1.0 million was fully paid in accordance with this agreement. As noted below, $0.4 million in accrued interest remains outstanding as of September 30, 2025.

As of September 30, 2025, the principal of the 2023 Term Notes had been fully repaid, and the note will no longer accrue additional interest. As of December 31, 2024, the interest rate was 14% per annum for a total principal of $1.2 million and 18% per annum for a total principal of $0.2 million, respectively. As of September 30, 2025 and December 31, 2024, the total carrying value, including accrued interest and net of debt discount, was $0.4 million and $1.9 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the total carrying value of the promissory note, including accrued interest, was $0.7 million and $0.6 million, respectively.

8. Total Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of September 30, 2025 and December 31, 2024, there were 6,906,312 and 1,730,051 shares of common stock issued and outstanding, respectively, and 150,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

During the nine months ended September 30, 2025, the Company issued 1,922,764 shares through the August Public Offering, 25,029 shares of common stock for 2025 reverse stock split fractional shares, 1,759,500 shares upon the exercise of Pre-funded Warrants, 549,596 shares of common stock issued in connection with the Company’s July Inducement Offer, 416,667 shares of common stock in connection with the Company’s January Confidentially Marketed Public Offering, 277,084 shares of common stock in connection with the Company’s March Registered Direct Offering and Concurrent Private Placement, 223,583 shares of common stock through an At The Market Offering, and 2,038 shares of common stock pursuant to a release of Restricted Stock Units.

During the nine months ended September 30, 2024, the Company issued 417 shares of common stock in lieu of cash for certain services, 1,157 shares of common stock in lieu of cash for payment of a commitment fee related to the Company’s SEPA agreement, 132 shares of common stock issued to a stockholder as a result of the FLAG Merger, 110,271 shares of common stock shares issued in connection with the Company’s April Offering, 36,809 shares of common stock pursuant to Convertible Notes conversion, 89,151 shares of common stock issued in connection with the Company’s May Inducement Offer, 148,965 shares of common stock from exercises of warrants, 16,375 shares of common stock from exercises of pre-funded warrants, 10,074 shares of common stock issued for a liability settlement, 1,667 shares of common stock issued for a legal settlement, 6,621 shares of common stock for reverse stock split fractional shares, and 58,235 shares of common stock issued pursuant to a subscription agreement entered into with a related-party.

As of September 30, 2025 and December 31, 2024, common stock reserved for future issuance consisted of the following:

	September 30, 2025	December 31, 2024
Common stock warrants outstanding	5,026,613	910,299
Common stock options issued and outstanding	282,536	77,245
Restricted stock units vested and unreleased	—	2,039
Shares available for future issuance under the 2023 Equity Incentive Plan	95,284	7,409
Shares reserved under the 2023 Employee Stock Purchase Plan	32,815	32,815
	5,437,248	1,029,807

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

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2024 Reverse Stock Split and 2025 Reverse Stock Split. On October 27, 2025, the Company sold its ownership interest in Nova Cell and Nova Cell ceased to be a subsidiary of the Company (see Note 12).

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share issuable under the At The Market Offering Agreement with Ladenburg, dated October 11, 2024, from $5.1 million to $11.2 million, and filed a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the nine months ended September 30, 2025, the Company sold 223,583 shares of common stock for gross proceeds of approximately $2.9 million under the Sales Agreement.

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

July 2025 Warrant Inducement Offer

On July 9, 2025, the Company entered into a warrant inducement offer agreement (the “July Warrant Inducement Offer”) with 7 holders of the Company’s existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the July Warrant Inducement Offer, such warrant holders immediately exercised some, or all, of their respective outstanding Existing Warrants to purchase an aggregate of 549,596 shares of the Company’s common stock, at a reduced exercise price of $8.40, for total gross proceeds of approximately $4.6 million, prior to deducting placement agent fees and offering expenses.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 549,587 shares of common stock. See further warrant details below. The Company filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the Securities Exchange Commission on July 25, 2025.

August 2025 Public Offering

On August 20, 2025, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., as representative of the various underwriters (the “Representative”), in connection with the issuance and public sale offering of various securities (the “August Public Offering”), including: (i) 1,922,764 common stock units (“Common Stock Unit”), which includes the 450,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option and (ii) 1,528,000 pre-funded warrant units (“Pre-Funded Unit”), resulting in gross proceeds of approximately $6.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses.

Each Common Stock Unit consists of (i) one share of common stock of the Company, par value $0.0001, and (ii) one Series I warrant, and each Pre-Funded Unit consists of (i) one pre-funded warrant and (ii) one Series I warrant. Each Common Stock Unit was sold to the public at a price of $2.00 per Common Stock Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit. See further warrant details below.

The Common Stock Units and Pre-Funded Units were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333- 289670), which was declared effective by the Securities Exchange Commission on August 20, 2025.

In connection with the August Public Offering, the Company also issued to the Representative (or its designees) certain warrants (the “Representative Warrants”) to purchase up to 172,538 shares of Common Stock. See further warrant details below.

Warrants

As of September 30, 2025 and December 31, 2024, the Company has outstanding warrants to purchase 5,026,613 and 910,299 shares of Common Stock, respectively, consisting of the following:

	September 30, 2025	December 31, 2024	Exercise Price	Issuance date	Expiration date
Private Warrants to purchase Common Stock(1)	15,938	15,938	$1,380.00	September 12, 2023	September 12, 2028
Public Warrants to purchase Common Stock(2)	95,834	95,834	$1,380.00	September 12, 2023	September 12, 2028
Warrants to purchase Restricted Shares	3,334	3,334	$158.40	February 21, 2024	February 21, 2029
Warrants to purchase Restricted Shares	50,000	50,000	$22.80	July 28, 2024	July 28, 2027
Placement Agent Warrants to purchase Common Stock	6,333	6,333	$79.20	April 18, 2024	April 18, 2029
Placement Agent Warrants to purchase Common Stock	4,458	4,458	$45.00	June 3, 2024	June 3, 2029
Placement Agent Warrants to purchase Common Stock	8,542	8,542	$15.00	October 24, 2024	April 24, 2030
Placement Agent Warrants to purchase Common Stock	18,492	18,492	$25.35	November 15, 2024	May 15, 2030
Placement Agent Warrants to purchase Common Stock	20,834	—	$12.75	January 10, 2025	January 10, 2030
Placement Agent Warrants to purchase Common Stock	25,221	—	$9.75	March 31, 2025	March 31, 2030
Representative Warrants to purchase Common Stock	172,538	—	$3.00	August 21, 2025	August 21, 2030
Series A Warrants to purchase Common Stock(3)	54,308	87,643	$18.24	April 18, 2024	April 18, 2029
Series B Warrants to purchase Common Stock(4)	—	57,451	$18.24	April 18, 2024	April 18, 2025
Series B-1 Warrants to purchase Common Stock(5)	1,442	22,276	$18.24	June 3, 2024	June 3, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	16,667	$18.24	July 19, 2024	July 19, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	8,334	$18.24	July 22, 2024	July 22, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	16,251	$18.24	November 13, 2024	November 13, 2029
Series C-1 Warrants to purchase Common Stock(6)	17,918	59,586	$18.24	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,167	4,167	$18.24	August 8, 2024	August 7, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,168	4,168	$18.24	August 16, 2024	August 15, 2029
Series D Warrants to purchase Common Stock(7)	18,318	89,153	$18.24	June 3, 2024	December 3, 2029
Series E Warrants to purchase Common Stock(8)	—	170,836	$13.56	October 24, 2024	April 24, 2026
Series F Warrants to purchase Common Stock(8)	—	170,836	$13.56	October 24, 2024	April 24, 2030
Series G Warrants to purchase Common Stock	504,417	—	$8.34	March 31, 2025	September 30, 2032
Series H Warrants to purchase Common Stock	549,587	—	$8.40	July 10, 2025	January 10, 2031
Series I Warrants to purchase Common Stock	3,450,764	—	$2.00	August 21, 2025	August 21, 2030
	5,026,613	910,299

(1)	The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

31

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

During the nine months ended September 30, 2025, Series A warrants to purchase 33,335 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.3 million.

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

The outstanding Series B warrants to purchase 57,451 shares of common stock expired in April 2025. As of September 30, 2025, no Series B warrants remained outstanding.

(5)

During the year ended December 31, 2024, Series B-1 warrants to purchase 27,082 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $0.5 million.

During the nine months ended September 30, 2025, Series B-1 warrants to purchase 62,086 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.5 million.

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

During the nine months ended September 30, 2025, Series C-1 warrants to purchase 41,668 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.4 million.

(7)

The Series D Warrants were issued as additional consideration to the Holders as part of the May Inducement Offer. The fair value of the Series D Warrants totaling $1.7 million was recorded as part of a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2025, Series D warrants to purchase 70,835 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.6 million.

(8)	During the nine months ended September 30, 2025, Series E warrants and Series F warrants to purchase 341,672 shares of common stock each were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received total gross proceeds of approximately $2.8 million.

During the nine months ended September 30, 2025, Series G Pre-funded warrants to purchase 227,334 shares of common stock were exercised at $0.012 per share for gross proceeds of approximately $3,000, and Series I Pre-funded warrants to purchase 1,528,000 shares of common stock were exercised at $0.001 per share for gross proceeds of approximately $1,500. As such, no Series G Pre-funded warrants or Series I Pre-funded warrants were outstanding as of September 30, 2025.

The following table summarizes the Company’s aggregate warrant activity for the nine months ended September 30, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	910,299	$185.16	3.63
Issued	777,806
Exercised	—
Cancelled	—
Outstanding at March 31, 2025	1,688,105	$103.68	4.13
Issued	—
Exercised	(227,334)
Expired	(57,451)
Outstanding at June 30, 2025	1,403,320	$122.70	4.80
Issued	5,700,889
Exercised	(2,077,596)
Expired	—
Outstanding at September 30, 2025	5,026,613	$34.97	5.04

The following table summarizes the Company’s aggregate warrant activity for the nine months ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	111,772	$1,380.00	4.72
Issued	3,334
Exercised	—
Expired	—
Outstanding at March 31, 2024	115,106	$1,345.20	4.47
Issued	633,249
Exercised	(93,317)
Expired	—
Outstanding at June 30, 2024	655,038	$284.40	3.46
Issued	134,375
Exercised	(148,959)
Cancelled	(28,053)
Outstanding at September 30, 2024	612,401	$268.68	3.81

9. Stock-Based Compensation

Equity Incentive Plans

Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 32,815 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of September 30, 2025, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands except weighted average exercise price):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	77	$220.92	5.67	$5
Options granted	217	4.23
Options exercised	—	—
Options forfeited or cancelled	(12)	248.86
Outstanding at September 30, 2025	282	$53.10	8.44	$—
Exercisable at September 30, 2025	69	$190.30	5.12	$—

Restricted Stock Units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	2	$13.80
Vested and released	(2)	13.80
Balance at September 30, 2025	—	$—

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$97	$182	$354	$588
General and administrative	432	509	1,304	1,743
Total stock-based compensation expense	$529	$691	$1,658	$2,331

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $1,112.40 per share to the then current fair value of $853.20 per share pursuant to an updated valuation report. The three and nine months ended September 30, 2025 include a noncash compensation charge of approximately $15,000 and $48,000, in connection with this repricing. The three and nine months ended September 30, 2024 include a noncash compensation charge of approximately $17,000 and $56,000, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of September 30, 2025, the total unamortized stock-based compensation expense related to stock options was approximately $1.4 million, expected to be amortized over an estimated weighted average life of 1.5 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended September 30, 2025 and 2024 was $2.67 and $9.60 per share, respectively, and during the nine months ended September 30, 2025 and 2024 was $3.11 and $17.52 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	88.50%	86.26%	87.84%	85.62%
Risk-free interest rate	3.83%	3.68%	3.93%	4.23%
Expected option life (in years)	5.59	5.37	5.78	5.69
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

Operating lease expense recognized during the three months ended September 30, 2025 and 2024 was approximately $0.4 million and $0.3 million, respectively, and during the nine months ended September 30, 2025 and 2024 was approximately $1.2 million and $1.1 million, respectively.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,099	$1,068
Operating cash flows from financing leases	$21	$23
Financing cash flows from financing leases	$63	$63

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except lease term and discount rate):

	September 30, 2025	December 31, 2024
	(Unaudited)
Operating leases
Right-of-use assets, net	$2,012	$2,934
Right-of-use lease liabilities, current	$1,354	$1,204
Right-of-use lease liabilities, noncurrent	640	1,845
Total operating lease liabilities	$1,994	$3,049
Financing Leases
Machinery and equipment, gross	$779	$588
Accumulated depreciation	(432)	(333)
Machinery and equipment, net	$347	$255
Current liabilities	$112	$66
Noncurrent liabilities	197	145
Total financing lease liabilities	$309	$211
Weighted average remaining lease term
Operating leases	1.4 years	2.2 years
Financing leases	3.0 years	3.2 years
Weighted average discount rate
Operating leases	11.71%	11.75%
Financing leases	9.26%	12.13%

The following table presents future minimum lease commitments as of September 30, 2025 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2025 (October – December)	$369	$34
2026	1,512	132
2027	295	94
2028	2	76
2029	—	17
2030 and thereafter	—	—
Total minimum lease payments	2,178	353
Less: amounts representing interest	(184)	(44)
Present value of net minimum lease payments	$1,994	$309

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

Legal Proceedings

Former Chief Accounting Officer and Interim Chief Financial Officer, and Controller

On November 15, 2023, Tony Kalajian, the Company’s prior Chief Accounting Officer and interim Chief Financial Officer, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, the Company’s director and former Chief Executive Officer, and Ms. Pizarro, the Company’s former Chief Corporate Development Officer and Chief Legal Officer, alleging defamation and constructive discharge of Mr. Kalajian’s position of Chief Accounting Officer and interim Chief Financial Officer (Case No. 37-2023-00049813-CU-DF-CTL) (the “Primary Case”). Mr. Kalajian is seeking an unspecified amount in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees.

On November 21, 2023, the Company initiated arbitration proceedings against Mr. Kalajian for breach of fiduciary duty, constructive fraud, conversation, and declaratory relief, seeking to recover from Mr. Kalajian bonuses Mr. Kalajian caused to be paid to himself, Hazel Sanchez, the former Controller, and his accounting team. The bonuses (the “Accounting Bonuses”) were not authorized by the Company’s Board of Directors or Compensation Committee.

On November 30, 2023, Hazel Sanchez, the Company’s prior Controller, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, and Ms. Pizarro, alleging defamation, constructive discharge, violation of California Family Rights Act, and wrongful discharge. Ms. Sanchez is seeking an unspecified amount in damages under her employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. In February 2024, the Company filed a Cross-Complaint against Ms. Sanchez for breach of fiduciary duty, constructive fraud, conversation, and declaratory relief seeking to recover the Accounting Bonuses.

On February 29, 2024, Mr. Kalajian also filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case is deemed related to the Primary Case above and was dismissed by stipulation in March 2025.

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

Former Executive Assistant

In July 2025, the Company filed a lawsuit in San Diego Superior Court against a former executive assistant alleging breach of fiduciary duty to the Company, constructive fraud, conversion, and misappropriation and improper disclosure of confidential and proprietary information in violation of her proprietary information and inventions agreement, non-disclosure agreement, and severance agreement with the Company (Case No. 25CU034887C). The Company is seeking injunctive relief and damages. The case is in its early stages, and the outcome is uncertain. Management does not currently expect this matter to have a material adverse effect on the Company’s financial condition or results of operations.

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud under California Corporations Code §25401, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in the US District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025, the parties engaged in a mandatory settlement conference which resulted in no resolution of the case. Discovery has commenced. No trial date has been set, although a final pre-trial conference has been set for April 9, 2026. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of September 30, 2025, the Company incurred severance obligations for certain executive officers and other employees, as discussed below. See Note 6 for further information on the accruals for such severance obligations.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug product for clinical trials and continued development of the CLD-101 and CLD-201 programs.

As of September 30, 2025, and December 31, 2024, the remaining expected commitments were approximately $0.3 million.

License Agreements with Northwestern University

On June 7, 2021, the Company entered into a License Agreement with Northwestern University (“Northwestern”) (the “Northwestern Agreement”) for the exclusive commercialization rights to the investigational new drug (“IND”) and with a non-exclusive license to data generated from Northwestern’s phase 1 clinical trial treating malignant glioma patients with an engineered oncolytic adenovirus delivered by neural stem cells (“NSC-CRAd-S-pk7”). Under the Northwestern Agreement, among other rights, Northwestern granted to the Company a worldwide, twelve-year exclusive license for the commercial development of NSC-CRAd-S-pk7 or other oncolytic viruses for therapeutic and preventive uses in oncology, a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed High Grade Glioma (“HGG”), and right of reference to Northwestern’s IND 17365.

Pursuant to the Northwestern Agreement, the Company agreed to a best-efforts commitment to fund up to $10 million towards a phase 2 clinical trial of NSC-CRAd-S-pk7 or other oncolytic viruses. Subject to the terms and conditions of the Northwestern Agreement, Northwestern may become entitled to receive contingent payments from the Company based on (i) sublicense royalty payments of double-digit percentage for any sublicensing revenue that the Company earns, if any, and, (ii) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a low single digit percentage of the fair market value of any consideration received.

On October 14, 2021, the Company entered into a Material License Agreement with Northwestern to license the NSC-CRAd-S-pk7 oncolytic virus materials which the Company intends to use to continue advancing its research, development and commercialization efforts of the NNV1 and NNV2 programs.

On December 15, 2024, the Company entered into an Investigator-Initiated Clinical Trial Agreement for Northwestern to conduct a clinical trial (the “CTA”) under the protocol referenced “A Phase I Study of Repeated Neural Stem Cell Based Virotherapy in Combination with N-Acetylcysteine amid and Standard Radiation and Chemotherapy for Newly Diagnosed High Grade Glioma” (the “Study”). In connection with the Study, Northwestern granted the Company a non-exclusive, transferable and sublicensable license to use all available de-identified data collected from the Study, including, but not limited to, survival data, patient pathology, and immune studies data. Under the CTA, among other rights, Northwestern also granted to the Company a worldwide, twelve-year exclusive license to the data, a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed HGG, and right of reference to Northwestern’s IND 17365.

In consideration of the data use license granted by Northwestern to the Company under the CTA, the Company shall pay Northwestern the following: a non-creditable and non-refundable one-time milestone payment of $0.3 million upon reaching an aggregate of $2.0 million of net sales of a licensed product; (b) a non-creditable and nonrefundable one-time milestone payment of $0.5 million upon reaching an aggregate of $10.0 million of net sales of a licensed product; (c) sublicensing royalty of 20% of any sublicensing revenue resulting from the grant of rights hereunder; and (d) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a low single digit percentage of the fair market value of any consideration received. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both.

The Company has the right to terminate the CTA upon 30 days’ notice, and the right to terminate the License and Material Transfer Agreements upon 90 days’ notice.

As of the date of issuance of these unaudited condensed consolidated financial statements, it is not probable that the Company will incur these payments, if any at all. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

License Agreement with the University of Chicago

On July 22, 2021, the Company entered into an Exclusive License Agreement with the University of Chicago (the “University of Chicago Agreement”) for patents jointly owned by the University of Chicago, City of Hope, and the University of Alabama at Birmingham covering cancer therapies using an oncolytic adenovirus loaded into allogeneic neural stem cells for treatment of HGG. Pursuant to the University of Chicago Agreement, University of Chicago transferred its IND to the Company for the commercial development of a licensed product, as defined in the University of Chicago Agreement. This agreement grants to the Company commercial sublicensable exclusive license to neural stem cells with the adenovirus known as CRAd-S-pk7 for oncolytic virotherapy, as well as a non-exclusive license to associated know-how.

The University of Chicago Agreement provides for the Company to pay royalties in low single digit percentage of net sales generated for any product of the licensed patents for specific periods, and to pay up to $18.7 million if certain milestones are achieved during the clinical trials and post commercialization of the licensed product. The Company is further obligated to pay a sublicensing royalty of 20% of any sublicensing revenue resulting from the grant of rights, and in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a low single digit percentage of the fair market value of any consideration received.

As of the date of the issuance of these unaudited condensed consolidated financial statements, it is not probable that the Company will incur these payments. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties that relate to certain situations such as Company’s negligent actions, breaching agreements, failure to comply with laws and regulations, and third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2025 and December 31, 2024.

Separation Agreement with Former Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George Ng, former Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8.0% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date.

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

General Release of Claims and Transition Agreement with Former Chief Executive Officer

On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, former Chief Executive Officer, and is obligated to pay Mr. Camisa $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Mr. Camisa COBRA premiums for 12 months, commencing May 2025. Mr. Camaisa shall also be entitled to receive a transition/consulting pay of $10,000 per month during the transition period.

General Release of Claims and Separation Agreement with Former Executive Officer

On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Dr. Minev (the “Agreement”), Executive Officer, effective August 15, 2025. Pursuant to the terms of the Agreement, the Company is obligated to pay Dr. Minev, (i) $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals within 10 days following the Revocation Period (which is seven business days from August 8, 2025, and excluding such date), and (ii) $0.2 million separation pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Dr. Minev’s COBRA premiums for six months, commencing August 2025, upon timely election.

General Release of Claims and Separation Agreement with Former Chief Legal Officer

On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement (the “Agreement”) with Ms. Campbell, former Chief Legal Officer, effective September 24, 2025. Pursuant to the terms of the Agreement, on the Effective Date, the Company is obligated to pay i) a bonus in the amount of approximately $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Ms. Campbell’s COBRA premiums for six months, commencing October 2025, upon timely election.

12. Subsequent Events

Sale of ownership interest in Nova Cell

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with its majority owned subsidiary, Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $0.1 million cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

At the Market Offering

During the period from October 1, 2025 through November 10, 2025, the Company issued 261,409 common shares for $0.4 million of net proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (i) our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We are a clinical stage biotechnology company that is developing genetic medicines and proprietary genetically-engineered oncolytic viruses. We are currently developing RedTail, an enveloped vaccinia virus platform designed to deliver genetic medicine to tumor sites, and two proprietary stem cell-based oncolytic virus platforms (SuperNova and NeuroNova). We expect to file an IND for a Phase I trial by the end of 2026 with (CLD-401), the first compound from the RedTail platform, delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

●	Survive in circulation and home to metastatic tumor sites;
●	Induce immuogenic kill in tumor cells and immune priming in the TME; and
●	Deliver genetic medicine payloads like IL-15 superagonist for expression in the TME.

Our SuperNova and NeuroNova platforms are designed to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;
●	Enhance oncolytic viral amplification inside the allogeneic cells; and
●	Modify the TME to allow improvements in cell targeting and viral amplification at the tumor site.

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

We have been working on protecting oncolytic viruses from immune clearance for over a decade. Our NeuroNova investigational drug candidate is currently in a Phase 1 trial being run and funded by our partner, City of Hope, in an investigator-initiated trial and we have an open IND for a Phase 1 trial for our SuperNova investigational drug candidate (CLD-201). In July 2025 we were granted Fast Track Designation to CLD-201 by the U.S. Food and Drug Administration (FDA) for the treatment of patients with soft tissue sarcoma. The platforms used in NeuroNova and SuperNova use oncolytic viruses embedded in stem cells to avoid immune clearance and facilitate initial viral amplification and expansion at the tumor sites. This approach has shown substantial benefit over unprotected virus in preclinical studies of intratumoral delivery, but stem cell encapsulation does not allow for systemic delivery of virus to tumor metastases in animal models. The size of the stem cells prohibited efficient dissemination into metastatic sites.

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

Since inception, we have incurred significant operating losses. Our net loss was $5.2 million and $16.0 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $137.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2025. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume and adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Developments

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

On July 9, 2025, we entered into an inducement offer letter agreement (the “Warrant Inducement Offer”) with seven holders of our existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the Warrant Inducement Offer, such warrant holders immediately exercised some or all of their respective outstanding Existing Warrants at a reduced exercise price, to purchase an aggregate of 549,596 shares of our common stock. The gross proceeds from the exercise of the induced warrants were $4.6 million, prior to deducting placement agent fees and offering expenses. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, we issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 549,587 shares of common stock. We filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the Securities Exchange Commission on July 25, 2025. The Warrant Inducement Offer closed on July 10, 2025. For additional discussion of this Warrant Inducement Offer, see the section below and further disclosures in the section titled “Liquidity and Capital Resources – Financing Activities” included herein.

On July 24, 2025, the Compensation Committee of Calidi approved the elimination of the position of President, Medical and Scientific Affairs, held by Dr. Boris Minev. As a result, Dr. Minev ceased to serve as an executive officer and a Section 16 officer of Calidi, effective July 29, 2025. On August 8, 2025, we executed a General Release of Claims and Separation Agreement with Dr. Minev effective on August 15, 2025. Pursuant to the terms of the Agreement, we are obligated to pay Dr. Minev, (i) $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals within 10 days following the Revocation Period (which is seven business days from August 8, 2025, and excluding such date), and (ii) $0.2 million separation pay in the form of compensation continuation over six months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Dr. Minev’s COBRA premiums for six months, commencing August 2025, upon timely election.

On August 20, 2025, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., as representative of the various underwriters, in connection with the issuance and public sale offering of various securities (the “August Public Offering”), including: (i) 1,922,764 common stock units (“Common Stock Unit”), which includes the 450,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option and (ii) 1,528,000 pre-funded warrant units, resulting in gross proceeds of approximately $6.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses. The August Public Offering closed on August 21, 2025. For additional discussion of this Warrant Inducement Offer, see the section below and further disclosures in the section titled “Liquidity and Capital Resources – Financing Activities” included herein.

On September 16, 2025, the Board approved the elimination of the position of Chief Legal Officer and, as a result, the termination of the employment agreement with Ms. Wendy Pizarro Campbell (the “Employment Agreement”), effective as of October 17, 2025 (“Effective Date”). Per the terms of the Employment Agreement, Ms. Campbell was given a 30-day written notice of termination. On the Effective Date, and as a result of the termination of the Employment Agreement, Ms. Campbell ceased to serve as an executive officer and Section 16 officer of Calidi. On September 17, 2025, we executed a General Release of Claims and Separation Agreement (“Agreement”) with Ms. Campbell effective on September 24, 2025. Pursuant to the terms of the Agreement, on the Effective Date, we are obligated to pay i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Ms. Campbell’s COBRA premiums for six months, commencing October 2025, upon timely election.

On October 27, 2025, we entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with our majority owned subsidiary, Nova Cell. In accordance with the Agreements, we sold and transferred all 22,500,000 of our shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $0.1 million cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, we sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer our subsidiary.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(2,361)	$(2,153)	$(208)	10%
General and administrative	(2,687)	(3,073)	386	(13)%
Total operating expenses	(5,048)	(5,226)	178	(3)%
Loss from operations	(5,048)	(5,226)	178	(3)%
Other income (expense), net
Total other income (expenses), net	(123)	156	(279)	(179)%
Loss before income taxes	(5,171)	(5,070)	(101)	2%
Income tax provision	(10)	1	(11)	(1100)%
Net loss	$(5,181)	$(5,069)	$(112)	2%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 and 2024 were $2.4 million and $2.2 million, respectively. The $0.2 million increase was primarily attributable to an increase in consulting expenses of $0.1 million and rent and maintenance expenses of $0.1 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 were $2.7 million and $3.1 million, respectively. The $0.4 million decrease was primarily due to a decrease in insurance expenses of $0.3 million and consulting expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2025 and 2024 were $0.1 million other expense and $0.2 million other income, respectively. The $0.3 million decrease in net other income was primarily due to a net change in fair value of other liabilities and derivatives of $0.5 million, partially offset by a decrease in interest expense of $0.2 million.

Results of Operations

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(7,379)	$(7,063)	$(316)	4%
General and administrative	(8,395)	(10,687)	2,292	(21)%
Total operating expenses	(15,774)	(17,750)	1,976	(11)%
Loss from operations	(15,774)	(17,750)	1,976	(11)%
Other income (expense), net
Total other income (expenses), net	(213)	(300)	87	(29)%
Loss before income taxes	(15,987)	(18,050)	2,063	(11)%
Income tax provision	(17)	(11)	(6)	55%
Net loss	$(16,004)	$(18,061)	$2,057	(11)%

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $7.4 million and $7.1 million, respectively. The $0.3 million increase was primarily attributable to an increase in consulting expenses of $0.5 million, rent expenses of $0.2 million, and office expenses of $0.1 million, partially offset by a decrease in salaries and benefits of $0.3 million, and drug manufacturing and preclinical expenses of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $8.4 million and $10.7 million, respectively. The $2.3 million decrease was primarily due to a decrease in legal fees of $0.6 million, insurance expenses of $0.6 million, salaries and benefits of $0.3 million, public company expenses of $0.3 million, investor relations expenses of $0.3 million, and consulting expenses of $0.2 million.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2025 and 2024 were $0.2 million and $0.3 million other expense, respectively. The $0.1 million decrease primarily relates to a decrease in interest expense of $0.6 million, partially offset by a net change in fair value of other liabilities and derivatives of $0.4 million and a decrease in grant income from the CIRM of $0.1 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

As of September 30, 2025, we had a cash balance of $10.4 million and restricted cash of $0.2 million. Our debt and liability obligations as of September 30, 2025 include $3.3 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $2.0 million in operating lease liabilities, $0.6 million in promissory notes, $0.4 million in related party term notes accrued interest payable, $0.3 million in finance lease liabilities, and $0.2 million in warrant liabilities, including related party amounts.

Financing and Financing-Related Transactions During the Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, we undertook certain financing and financing-related transactions. Approximately $12.7 million in proceeds were received from the public offerings of our securities, $3.5 million in proceeds were received from the March Registered Direct Offering and Concurrent Private Placement, and $4.1 million in proceeds were received from the July Warrant Inducement Offer.

Financing and Financing-Related Transactions Subsequent to September 30, 2025

At the Market Offering

During the period from October 1, 2025 through November 10, 2025, Calidi issued 261,409 common shares for $0.4 million of net proceeds.

Sale of shares in Nova Cell

On October 27, 2025, Calidi entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with our majority owned subsidiary, Nova Cell. In accordance with the Agreements, we sold and transferred all 22,500,000 of our shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $0.1 million cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

Debt Obligations

Calidi’s outstanding debt obligations as of September 30, 2025, including related party components, are as follows (in thousands):

	September 30, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$—	$405	$405
Promissory note	600	67	667
Total debt	$600	$472	$1,072
Less: current portion of long-term debt			(472)
Long-term debt, net of current portion			$600

Warrants

As of September 30, 2025, Calidi had outstanding warrants to purchase 5,026,613 shares of Common Stock, consisting of the following:

September 30, 2025
Private Warrants to purchase Common Stock	15,938
Public Warrants to purchase Common Stock	95,834
Warrants to purchase Restricted Shares	53,334
Placement Agent Warrants to purchase Common Stock	256,418
Series A Warrants to purchase Common Stock	54,308
Series B-1 Warrants to purchase Common Stock	1,442
Series C-1 Warrants to purchase Common Stock	26,253
Series D Warrants to purchase Common Stock	18,318
Series G Warrants to purchase Common Stock	504,417
Series H Warrants to purchase Common Stock	549,587
Series I Warrants to purchase Common Stock	3,450,764
5,026,613

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

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of September 30, 2025, we do not believe it probable that we will incur these payments.

Other commitments and contingencies include various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $2.5 million and certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.3 million.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the nine months ended September 30, 2025 and 2024

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Net cash (used in) provided by:
Operating activities	$(16,249)	$(14,271)	$(1,978)	14%
Investing activities	(91)	(11)	(80)	727%
Financing activities	17,119	14,259	2,860	20%
Effect of exchange rate on cash	6	(29)	35	(121)%
Net increase (decrease) in cash and restricted cash	$785	$(52)	$837	(1610)%

Operating activities

Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $16.0 million. Our net loss was reduced by certain non-cash items that included $1.7 million in stock-based compensation, $0.9 million in amortization of right of use assets, $0.3 million in depreciation and amortization expense, and $0.1 million in net change in fair value of other liabilities and derivatives, partially offset by an increase of $3.2 million from the change in our operating assets and liabilities.

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $18.1 million. Our net loss was reduced by certain non-cash items that included $2.3 million in stock-based compensation, $0.9 million in amortization of right of use assets and amortization of debt discount and financing costs, $0.6 million from the change in our operating assets and liabilities, and $0.3 million in depreciation expense, partially offset by $0.3 million of change in fair value of other liabilities and derivatives.

Investing activities

Net cash used in investing activities was $0.1 million and $11,000 for the nine months ended September 30, 2025 and 2024, which were both primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $17.1 million for the nine months ended September 30, 2025, which primarily related to proceeds from public offerings of our securities of $12.7 million, proceeds from the March Registered Direct Offering and Concurrent Private Placement of $3.5 million, and proceeds from July Inducement Offer of $4.1 million, partially offset by repayment of term notes payable of $2.2 million, including related party amounts, payment of financing costs of $0.7 million, repayment of bridge loan payable of $0.2 million and repayment of finance lease obligations of $0.1 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 appearing elsewhere in this Quarterly Report. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information on our assessment.

Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical and clinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities;

●	the continuing impacts of the COVID-19 pandemic and geopolitical conflicts; and

●	the costs of operating as a public company.

Our existing cash will not be sufficient to complete development of CLD-101, CLD-201 and CLD-401. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting estimates during the three and nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101 and CLD-201 programs totaling $0.3 million in future purchase commitments.  However, these contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025 and 2024.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are subject to litigation and contingencies in the ordinary course of its business, including those related to its business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the quarter ended September 30, 2025.

Item 1A. Risk Factors

During the three and nine months ended September 30, 2025, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three and nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 20, 2025

4.1	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.21 to Form S-1 filed with the SEC on August 15, 2025)

4.2	Form of Series I Common Warrant (incorporated herein by reference to Exhibit 4.20 to Form S-1 filed with the SEC on August 15, 2025)

4.3	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.22 to Form S-1 filed with the SEC on August 15, 2025)

10.1	General Release of Claims and Separation Agreement by and between the Company and Dr. Boris Minev dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 14, 2025)

10.2	Form of Warrant Agency Agreement (incorporated herein by reference to Exhibit 4.23 to Form S-1 filed with the SEC on August 15, 2025)

10.3	General Release of Claims and Separation Agreement by and between the Company and Wendy Pizarro Campbell dated September 17, 2025 (incorporated herein by reference to Exhibit 101 to Form 8-K filed with the SEC on September 19, 2025)

10.4	Consultation Agreement by and between the Company and Wendy Pizarro Campbell effective October 18, 2025 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 19, 2025)

10.5***	Stock Repurchase Agreement dated October 27, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 31, 2025)

10.6	Material Purchase Agreement dated October 27, 2025 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 31, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.
***	Pursuant to Item 601(b)(10) of Regulation S-K, certain information has been redacted or omitted, and marked by brackets and asterisks. The Company agrees to furnish, on a supplemental basis, a complete unredacted copy of such exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: November 13, 2025	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

