Form 10-K
period 2025-12-31
Calidi Biotherapeutics, Inc.
filed 2026-03-27
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.0 million.

As of March 20, 2026, there were 10,895,725 shares of registrant’s common stock outstanding, excluding 150,000 non-voting common stock held in escrow.

Documents incorporated by reference: None.

CALIDI BIOTHERAPEUTICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements include, among other things, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	We are a biotechnology company with a limited operating history and have not generated any revenue to date from product sales;

●	We have no products approved for commercial sale and have not generated revenues. We have incurred significant operating losses since our inception and we anticipate that we will incur continued losses for the foreseeable future;

●	We need to raise substantial additional funding. If we are unable to raise capital when needed, or if at all, we will be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts , or cease our operations altogether. In addition, the issuance of a substantial number of shares of common stock as a result of a financing could adversely affect the price of our common stock;

●	our ability to realize the expected benefits of the Business Combination;

●	our ability to maintain the listing of our securities on the NYSE American;

●	our financial and business performance, including our financial projections and business metrics;

●	our market opportunity;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our ability to retain or recruit officers, key employees and directors;

●	the impact of the regulatory environment and complexities with compliance related to such environment;

●	the expected costs associated with our research and development initiatives, including investments in technology and product development;

●	our ability to secure sufficient funding and alternative source of funding to support when needed and on terms favorable to us to support our business objective, product development, other operations or commercialization efforts;

●	our ability to enroll patients in our proposed clinical trials and development activities;

●	the impact of governmental laws and regulations; and

●	our ability to obtain, maintain, protect and enforce sufficient patent and other intellectual property rights for our drug candidates and technology.

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

“anchor investors” means certain unaffiliated qualified institutional buyers or institutional accredited investors who have each entered into an Investment Agreement pursuant to which such anchor investors have purchased in the aggregate 12,106 founder shares from our Sponsor and Metric at approximately $0.003 per share;

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

“DGCL” means the Delaware General Corporation Law, as amended;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

“FLAG” means First Light Acquisition Group, Inc., a Delaware corporation;

“Investment Agreement” means each of the investment agreements entered into between our Sponsor, Metric and the anchor investors pursuant to which such anchor investors have purchased in the aggregate 12,106 founder shares from our Sponsor and Metric at approximately $0.003 per share;

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

“Sponsor” means First Light Acquisition Group, LLC, a Delaware series limited liability company.

“Sponsor Shares” means 46,060 shares of common stock (net of cancellations from the original 47,917 shares of common stock sold) in the aggregate originally sold to the Sponsor and Metric at $0.003 per share, and subsequently sold to the anchor investors at the same purchase price or transferred other shareholders as an inducement to complete and finance the Business Combination.

SUMMARY OF RISK FACTORS

The following is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address every aspect of our risk factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed and complete discussion of risks set forth under the heading “Risk Factors” in Part I, Item 1A of this annual report, as well as elsewhere in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (SEC), before making investment decisions regarding our common stock. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.

Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

Risks Related to Our Business, Financial Position and Capital Requirements

●	We are a biotechnology company with a limited operating history and have not generated any revenue to date from product sales.
●	We have insufficient cash to continue our operations for the next 12 months and our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.
●	We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our enveloped vaccina virus and engineered allogeneic stem cell product candidates represent a novel approach to cancer treatment that creates significant challenges.
●	Adverse publicity regarding stem cell-based immunotherapy could have a material adverse impact on our business.
●	We need to raise substantial additional funding. If we are unable to raise capital when needed, or if at all, we would be forced to delay, reduce or eliminate some or all of our product development programs or cease operations altogether.

Risks Related to Product Development

●	Our business is highly dependent on the success of our RedTail product candidates. If we are unable to obtain approval for our RedTail product candidates and effectively commercialize any of them for the treatment of patients in its approved indications, our business would be significantly harmed.
●	Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.
●	Interim, top line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to regulatory audit and verification procedures that could result in material changes in the final data.
●	Results of earlier studies and trials of our product candidates may not be predictive of future trial results.
●	Our product candidates are based on a novel approach to the treatment of cancer using vaccinia virus enveloped in a cellular membrane, allogeneic neural stem cell, and allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) loaded with an oncolytic virus which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval, if at all.

Risks Related to Government Regulation and Commercialization of Our Product Candidates

●	The regulatory approval processes of the FDA and other regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our current and future product candidates as expected, and our ability to generate revenue may be materially impaired.
●	A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authority may not permit us to proceed.
●	If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.
●	Healthcare legislative reform measures may have a negative impact on our business, financial condition, results of operations and prospects.
●	Unstable global economic and geopolitical conditions may have serious adverse consequences on our business, financial condition, stock price and results of operations.

Risks Related to Legal and Compliance Matters

●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability and have to limit the commercialization of any approved products and/or our product candidates.
●	Our employees, independent contractors, consultants, commercial partners, principal investigators or contract research organizations (“CROs”) may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.
●	Violations of or liabilities under environmental, health and safety laws and regulations could subject us to fines, penalties or other costs that could have a material adverse effect on the success of our business.

Risks Related to Our Reliance on Third Parties

●	We depend on banks insured by the Federal Deposit Insurance Corporation (“FDIC”) to safeguard our cash deposits critical to our operations, including to fund our payroll to our employees, and should our depository bank be put into receivership by the FDIC we could experience delays in accessing our cash deposits or lose our cash deposits that may exceed the FDIC insured amounts of $250,000.
●	We rely on third parties, including independent clinical investigators and CROs to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.

Risks Related to Intellectual Property

●	Our rights to develop and commercialize certain of our product candidates are subject and may in the future be subject, in part, to the terms and conditions of licenses granted to us by third parties. If we fail to comply with our obligations under our current or future intellectual property license agreements or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.
●	We may enter into license or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such future agreements with third parties, we could lose license rights that may be important to our future business.
●	Third parties may assert that we are employing their proprietary technology without authorization.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information, misappropriated trade secrets, or are in breach of non-competition or non-solicitation agreements with our competitors.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Any issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.
●	Changes in patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Risks Related to Ownership of Our Common Stock

●	The price of our stock may be volatile, which could result in substantial losses for investors. Further, an active, liquid and orderly trading market for our common stock may not be sustained, and we do not know what the market price of our common stock will be, and as a result it may be difficult for you to sell your shares of our common stock.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	If we fail to comply with the continued listing standards of the NYSE American, our common stock could be delisted. If it is delisted, the market value and the liquidity of our common stock would be impacted.
●	Because the Trading Price of our Common Stock has decreased, it is unlikely that we will receive any Settlement Amount Under the Forward Purchase Agreements.

PART I

ITEM 1 – BUSINESS

Overview

We are a publicly traded biotechnology company pioneering the development of targeted therapies with the potential to deliver genetic medicines to distal sites of disease. Our proprietary RedTail platform features an engineered enveloped oncolytic virus designed for systemic delivery and targeting of metastatic sites. This advanced enveloped technology is intended to shield the virus from immune clearance, allowing virotherapy to effectively reach tumor sites, induce tumor lysis, and deliver potent genetic medicine(s) to metastatic locations. We expect to file an investigational new drug (“IND”) application for a Phase I trial by the end of 2026 with CLD-401, the first compound from the RedTail platform, delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

●	Survive in circulation and home to metastatic tumor sites;

●	Only replicates in tumor cells;

●	Induce immuogenic kill in tumor cells and immune priming in the TME; and

●	Deliver genetic medicine payloads like IL-15 superagonist for expression in the TME.

Our legacy SuperNova and NeuroNova stem cell based oncolytic virus platforms are designed to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;

●	Enhance oncolytic viral amplification inside the allogeneic cells; and

●	Modify the TME to allow improvements in cell targeting and viral amplification at the tumor site.

Oncolytic viruses have been pursued as therapeutic platforms in oncology because of their ability to preferentially infect and replicate within cancer cells, resulting in both direct lysis of the tumor cells as well as activation of an antitumor immune response, while leaving normal, healthy cells unharmed. Despite the promises of oncolytic viruses, a major obstacle against their therapeutic use has been their rapid elimination by the patient’s immune system; this has meant that oncolytic viruses have been largely relegated to being used for local delivery to tumors but have not been successful in patients with extensive metastatic disease. The only approved oncolytic virus therapy is T-VEC (Imlygic®), a modified herpes simplex virus (“HSV”) for the treatment of patients with melanoma given intratumorally.

We have been working on oncolytic viruses for over a decade. Our NeuroNova investigational drug candidate is currently in a Phase 1 trial being run and funded by our partner, City of Hope, in an investigator-initiated trial and we have an open IND for a Phase 1 trial for our SuperNova investigational drug candidate (CLD-201). In July 2025 we were granted Fast Track Designation to CLD-201 by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with soft tissue sarcoma. The platforms used in NeuroNova and SuperNova use oncolytic viruses embedded in stem cells to facilitate initial viral amplification and expansion at the tumor sites. This approach has shown substantial benefit over unprotected virus in preclinical studies of intratumoral delivery, but stem cell encapsulation does not allow for systemic delivery of virus to tumor metastases in animal models. The size of the stem cells prohibited efficient dissemination into metastatic sites.

More recently, we used the learnings from NeuroNova and SuperNova to create RedTail, a novel oncolytic viral platform that avoids immune clearance allowing for systemic delivery. RedTail utilizes a proprietary form of enveloped virus with genetic modifications, including engineered expression of CD55 on the enveloped virus, to avoid immune clearance. The virus used in RedTail has been further proprietarily engineered to specifically replicate only in tumor tissue where the virus also has the ability to deliver genetic medicines to the tumor microenvironment. Because the virus is not encapsulated in stem cells, it is thousands of times smaller than the NeuroNova or SuperNova products and disseminates efficiently into metastatic sites in syngeneic animal models. In addition, the virus can be engineered to express genetic medicines while replicating in the tumor.

CLD-401, the first lead derived from the RedTail platform. CLD-401 is enveloped and overexpressed CD55 on its outer membrane. It is tropic for tumor cells and, when replicating, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology. The company is developing additional leads from the RedTail platform including compounds that simultaneously express a bispecific T-cell engager (“TCE”) and a T-cell activator as well as compounds for use outside of oncology.

Our Strategy

Our strategy is to pioneer next generation targeted therapies with the potential to deliver genetic medicines to distal sites of disease. We intend to achieve this strategy by:

●	Continuing to advance our enveloped oncolytic virotherapy platform. Our RedTail platform is comprised of an enveloped oncolytic vaccinia virus. In preclinical studies, RedTail has shown an ability to target lung cancer and disseminated cancer disease due to its ability to survive in the bloodstream. Our goal is to utilize this product candidate to target lung cancer and metastatic solid tumors. We believe that this approach may allow for potentially greater antitumor activity and lower toxicity when compared to existing modalities for treating selected disseminated indications.

●	Collaborating with industry partners in pursuit of combination therapies. In addition to our monotherapy trials, we intend to explore combination therapy studies using our RedTail platform in conjunction with certain other immuno-therapies that are already approved or under clinical development.

●	Advancing clinical programs over the next 12 months. We anticipate submitting to the FDA for our lead RedTail product candidate, CLD-401, for a first-in-human Phase 1 clinical trial in patients with metastatic solid tumors by the end of 2026. In parallel, we are pursuing initiation of a phase I study in Australia for CLD-401.

●	Continuing to pursue cost-efficient manufacturing. Manufacturing of enveloped viruses involves a series of complex steps. We believe an important element of our commercialization plans involves the efficient and scalable production of GMP-grade material.

●	Pursuing opportunistically out-licensing of our enveloped virus and stem cell derived products. Our enveloped virus and stem cell production capabilities enable us to selectively out-license our cell banked or cell derived products to third parties. We anticipate entering into one or more distribution relationships in order to pursue this opportunity.

Our Product Candidates

RedTail for Metastatic Solid Tumors

The RedTail platform utilizes an engineered vaccinia virus enveloped by a cell membrane and engineered to express CD55. In syngeneic animal models, the RedTail virus is capable of being systemically administered and homing to metastatic sites. The RedTail virus can be further engineered to induce expression of a genetic medicine at the site of tumor metastases. Metastatic solid tumors involve cancer cells that break away from where they first formed (primary cancer) and travel through the blood or lymph system to form new tumors, known as metastatic tumors, in other parts of the body.

The lead compound from the RedTail platform is CLD-401. In syngeneic animal models, CLD-401 is capable of homing to metastatic tumor sites after systemic administration. Once at the tumor sites, CLD-401 can induce lytic cell death of tumor cells and induce high levels of IL-15 superagonist expression restricted to the metastatic tumor sites.

CLD-201 (SuperNova™) for Solid Tumors (Breast Cancer, Sarcoma, and Head and Neck)

CLD-201 is composed of CAL1 vaccinia virus (AKA ACAM1000 or ACAM2000) loaded into the allogeneic AD-MSC cell line VP-001 and is our first internally developed product candidate utilizing our SuperNova™ Platform targeting multiple solid tumors (Breast Cancer, Sarcoma, and Head and Neck). Based on our pre-clinical studies, we believe CLD-201 has therapeutic potential for the treatment of multiple solid tumors such as, head and neck cancer, breast cancer and sarcoma. Our IND application was approved by the FDA in April 2025 for the clinical development of CLD-201 and in July 2025 we were granted Fast Track Designation to CLD-201 by the FDA for the treatment of patients with soft tissue sarcoma.

CLD-101 (NeuroNova™) for Newly Diagnosed High Grade Glioma (“HGG”)

CLD-101 is our product candidate utilizing our NeuroNova™ Platform targeting HGG. Our partner, Northwestern University, has an open IND for a Phase 1b/2 clinical trial.

CLD-101 (NeuroNova™) for Recurrent HGG

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

Competition

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to our RedTail, NeuroNova™, and SuperNova™ product candidates and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immune-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Inc., Merck & Co., Novartis, Pfizer and Genentech, Inc.

Some of the products and therapies developed by our competitors are based on scientific approaches that are the same as or similar to our approach, including with respect to the use of viral immunotherapy with oncolytic viruses. Other competitive products and therapies are based on entirely different approaches. We are aware that Oncorus, Inc., Replimune Group, Inc., Amgen Inc., ImmVira Co., Ltd., IconOVir Bio, Inc., Candel Therapeutics, Inc., CG Oncology, Inc., Genelux Corporation, Imugene Limited, Viromissile, Oncolytics Biotech Inc., and FerGene, Inc., among others, are developing viral immunotherapies that may have utility for the treatment of indications that we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Manufacturing

The manufacturing process of extracellular enveloped viruses and allogeneic cell product candidates involves a series of complex and precise steps. A critical component of our success in this area will be through our research collaboration with our subsidiary, StemVac. The StemVac team has decades of deep experience in process and assay development and optimization of virus and cell-based and enveloped oncolytic virus manufacturing of advanced therapeutic biological products. The development services provided by StemVac are highly specialized to meet our needs in developing a cost- and time-effective program as compared to services provided by an outsourced entity. We are engaged in developing scalable processes for both upstream and downstream for oncolytic virus, stem cells and final products containing both oncolytic virus cells and enveloped oncolytic viruses. We believe our processes will have the potential to facilitate the generation of targeted therapies with the potential to deliver genetic medicines to distal sites of disease.

We have assembled a management team with extensive experience in developing and manufacturing biological, viral and gene therapies. We have strong in-house process development capabilities for oncolytic viruses cell banks and combinatory products and are currently leveraging external CDMOs to implement our in-house developed processes to produce drug substance and drug product. We require that our CDMOs produce drug substance and finished drug product in accordance with Current Good Manufacturing Practices (“CGMPs”) and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. We do not have long-term supply arrangements in place with our CDMOs.

We currently do not own or operate any manufacturing facilities. For our CLD-101 product candidate, we procured the neural stem cell bank from City of Hope and we extended the cell bank at a commercial ready CDMO. The master virus seed for NeuroNova oncolytic virus production (“CRAd-S-pk7”) was procured from Northwestern University and an extended master virus bank was manufactured at City of Hope. For our CLD-201 product candidate, the AAA cell bank, VP-001, was produced by VetStem Biopharma. The CAL1virus for CLD-201 was manufactured at Genscript ProBio in China. Pilot and/or initial GMP batches for both product candidates (CLD-101 and CLD-201), should those programs advance, are anticipated to be produced by an early-stage CDMO on an as-need basis.

We continue to invest in our internal development capabilities to establish critical in-house manufacturing expertise to support our pipeline of product candidates. We expect to continue to invest in building proprietary processes that will enable us to be at a competitive advantage when manufacturing product candidates for our clinical programs. In the near term, we intend to continue to rely on third party CDMOs while we evaluate whether to establish our own CGMP manufacturing facilities for the production of CGMP-grade material in order to secure our supply chain for clinical studies and commercialization.

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

Our strategy includes filing for patent protection of our intellectual property we consider important to our business in jurisdictions that include the United States, Europe, and Japan and other jurisdictions we consider commercially relevant to protect our ability to market our product candidates. We believe that our issued patents, and pending patent applications cover our technology platforms and product candidates until approximately 2045.

Our patent portfolio currently includes five main patent families to protect our current development programs and secure our next generation programs for the use of stem cell-mediated immunotherapy and oncolytic viral therapy for the treatment of cancer. We, however, are allowing patents and pending applications in two of the families (see below) to lapse by non-payment of annuities and/or failure to respond to official actions in order to focus on the more recently filed applications that comprehensively cover the Red Tail program. The patent families that are being allowed to lapse are the families directed to 1) Combination Immunotherapy Approach for Treatment of Cancer, and 2) Cell-Based Vehicles for Potentiation of Viral Therapy. We believe the remaining patent coverage for our SuperNova program is sufficiently robust to prevent any intellectual property challenges.

The more recently filed applications, which are directed to the “Red Tail” technology, include modified vaccinia viruses designed for systemic administration, and will provide protection until 2045, and possibly beyond. This newest patent family (the fifth family) is directed to modified vaccinia viruses that have advantageous properties, including serum resistance for systemic administration. These applications focus on the serum resistant (EEV) form of the viruses and modifications thereof. Two PCT applications are pending. The applications describe and claim the viruses, the modifications of the viruses that enhance serum resistance, modifications of the outer membrane of the viruses; and other aspects of the technology. Methods for manufacturing the viruses also are included, as are modified cells for culturing the viruses to enhance properties of the viruses. The two PCT applications comprehensively describe and claim all aspects of the “Red Tail” virus program.

The second family of patents, Smallpox Vaccine for Cancer Treatment, encompasses the use of adipose-derived stromal vascular fraction stem cells and other types of cells to deliver oncolytic viruses in autologous and allogeneic settings for the treatment of all cancer tumor types and has potential patent coverage until at least 2038. Claims encompassing use of other stem cells to deliver the smallpox vaccine virus also have been issued. We believe this patent family encompasses the delivery of the treatment by any route of administration.

●	Issued claims encompass the use of adipose-derived stem cells and other cells to deliver vaccinia virus have been issued in the United States (US; 4 patents), Japan (JP), South Korea (KR), Eurasia (EA), China (CN), Mexico (MX), Singapore (SG), and Canada (CA) and are pending in Eurasia, China, Europe,~~,~~ Hong Kong, and the U.S. (allowed)

The fourth patent family, Enhanced Systems for Cell-Mediated Oncolytic Viral Therapy, encompasses the use of an improved method to potentiate and deliver all naturally occurring and armed viruses using stem cells, named SuperNova™ and has potential patent coverage until at least 2039. SuperNova™ is composed of live cells, cell-derived factors, amplified viruses, as well as viral-encoded immunomodulators and recombinant proteins that act immediately upon administration. The pending patent applications also encompass the delivery of the treatment by any route of administration and protection of our single cryopreserved vial for use in hospital settings. This fourth patent family has been filed in the US, Australia, Canada, China, Eurasia, Europe, India, Japan, and S. Korea, also encompasses next generation engineered vaccinia viruses encoding additional therapeutic protein-based immunotherapies (checkpoint inhibitors, co-stimulators, cytokines, antiangiogenetic, and others). Patents have issued in the US, Japan, Eurasia, and Canada.

Further, we and our subsidiaries own or have rights to trademarks, trade names and service marks that we use in connection with the operation of our business, including “Calidi,” Calidi Biotherapeutics,” “SuperNova, “NeuroNova,” “SNV-1,” “SNV,” “NNV,” “NNV1,” and “NNV2.”

License Agreements

Northwestern University

On June 7, 2021, we entered into a sublicensable license agreement with Northwestern University (“Northwestern”) (the “Northwestern Agreement”) for the exclusive commercialization rights to the IND and with a non-exclusive license to data generated from Northwestern’s phase 1 clinical trial treating malignant glioma patients with an engineered oncolytic adenovirus delivered by neural stem cells (“NSC-CRAd-S-pk7”). Under the Northwestern Agreement, among other rights, Northwestern granted to us a worldwide, twelve-year exclusive license for the commercial development of NSC-CRAd-S-pk7 or other oncolytic viruses for therapeutic and preventive uses in oncology and a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed HGG, and right of reference to Northwestern’s IND 17365. In exchange, we paid Northwestern an upfront payment of $400,000 cash and a best-efforts commitment to fund up to $10 million towards a phase 2 clinical trial of NSC-CRAd-S-pk7 or other oncolytic viruses. We also agreed to share twenty percent (20%) of any sublicensing revenue we may generate and a 1% assignment or transfer fee for any consideration received following our assignment to rights to any third party.

The agreement has a term of 12 years unless further extended by mutual agreement. We have the right to terminate the agreement upon 90 days written notice for any reason. Northwestern has the right to terminate the agreement at any time if the license to all patents and patent applications claiming priority to U.S. Provisional Patent Application 61/780,752 (the “Patent Rights License”) entered into with the University of Chicago (on behalf of itself, City of Hope, and the University of Alabama at Birmingham) is no longer in effect, unless the Patent Rights License is breached by the University of Chicago, City of Hope, or the University of Alabama, or if we have engaged in any criminal or unethical behavior or have untaken an action adverse to Northwestern. Either party has a right to terminate the agreement upon the breach of the other party that is not cured within 90 days after notice of the breach is provided. Northwestern has the right to immediately terminate the agreement in the event we file a petition in bankruptcy, make any general assignment for the benefit of creditors, or a receiver is appointed to take custody or control of our property.

On October 14, 2021, we entered into a worldwide, non-exclusive, sublicensable royalty free Material License Agreement to license the NSC-CRAd-S-pk7 oncolytic virus materials which we intend to use to continue advancing our research, development and commercialization efforts. Northwestern retained the rights to the material not transferred and to non-exclusively license the materials for Non-Commercial Research and has agreed not to grant further commercial licenses during the term of the agreement. We paid Northwestern a one-time license fee of $100,000 in exchange for the transferred materials. The agreement has a term of 12 years. We have a right to terminate the agreement for any reason upon 90 days written notice. Either party has the right to terminate the agreement upon the material breach by the other party unless such breach is cured within a 90 day notice period. Northwestern may immediately terminate the agreement upon written notice if we file a petition, or a petition is filed against us, under any bankruptcy or insolvency law, if we make any general assignment for the benefit of creditors, or a receiver is appointed to take possession or control of our property.

On December 15, 2024, we entered into an Investigator-Initiated Clinical Trial Agreement for Northwestern to conduct a clinical trial (the “CTA”) under the protocol referenced “A Phase I Study of Repeated Neural Stem Cell Based Virotherapy in Combination with N-Acetylcysteine amid and Standard Radiation and Chemotherapy for Newly Diagnosed High Grade Glioma” (the “Study”). In connection with the Study, Northwestern granted Calidi a non-exclusive, transferable and sublicensable license to use all available de-identified data collected from the Study, including, but not limited to, survival data, patient pathology, and immune studies data for the purpose of product development and regulatory filings. We shall have the right of reference to the IND that is being used by Northwestern for the Study. Northwestern agrees to provide a letter of authorization and right of reference to Calidi for Calidi’s right of reference to and including, without limitation, all content, data and previous human experience, in the NU IND 17365. In consideration of the data use license granted by Northwestern to Calidi under the CTA, Calidi provided to Northwestern required quantities of the study drug. Calidi is further required to pay Northwestern the following: a non-creditable and non-refundable one-time milestone payment of $250,000 upon reaching an aggregate of $2,000,000 of net sales of a licensed product; (b) a non-creditable and nonrefundable one-time milestone payment of $500,000 upon reaching an aggregate of $10,000,000 of net sales of a licensed product; and (c) sublicensing royalty of twenty percent (20%) of any sublicensing revenue resulting from the grant of rights hereunder. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both. Calidi is further required to pay a 1% assignment or transfer fee for any consideration received following our assignment to rights to any third party.

The license provides commercial exclusivity for a period of 12 years unless so long as Calidi maintains the Patent Rights Licensed (described in the June 7, 2021, license) unless the Patent Rights License is terminated for a material breach by the University of Chicago, City of Hope, or University of Alabama at Birmingham, Northwestern reserves the rights for itself to use the licensed data for any purpose and to provide the licensed data to any third party solely for non-commercial research purposes.

The CTA shall terminate upon the completion of the parties’ Study-related activities. Either party has the right to terminate the Study upon thirty (30) days prior written notice to the other. The Study may also be terminated immediately at any time for cause, which includes the following: material breach by either party, which cannot be cured within 90 days of the breach notification; the Patent Rights License described in the June 7, 2021 license is no longer in effect, except in the case of breach by University of Chicago, City of Hope, or University of Alabama at Birmingham; Calidi has engaged in any criminal or unethical behavior; Calidi’s bankruptcy; and if it is determined by the Study’s principal-investigator, Northwestern’s Institutional Review Board or Scientific Review Committee, or the Food and Drug Administration that the Study is inappropriate, impractical, or inadvisable to continue, in order to protect the Study subjects’ rights, welfare, and safety.

University of Chicago

On July 22, 2021, we entered into an exclusive license agreement with the University of Chicago for patents jointly owned by the University of Chicago. City of Hope and University of Alabama at Birmingham (the “University of Chicago Agreement”) for patents covering cancer therapies using an oncolytic adenovirus loaded into allogeneic neural stem cells for the treatment of HGG. Pursuant to the University of Chicago Agreement, University of Chicago transferred its IND to us for the commercial development of a licensed product, as defined in the University of Chicago Agreement. This agreement grants to us commercial sublicensable exclusive license to neural stem cells with the adenovirus known as CRAd-S-pk7 for oncolytic virotherapy, as well as a non-exclusive license to associated know-how. The University of Chicago reserves the right to practice the licensed patents, or to license the patents to third parties, solely for non-commercial purposes.

Under the University of Chicago Agreement, we paid an upfront fee of $180,000 in cash and issued 347 shares of our common stock. The University of Chicago Agreement requires us to pay an annual maintenance fee of $10,000 until the first commercial sale. The University of Chicago Agreement also provides for us to pay a percentage of net sales, the royalties of which can be reduced by 50% with certain royalty stacking provisions if royalties are also to be paid to third-parties, generated for any product that falls within a valid claim of the licensed patents for specific periods of between 2% and 6%; 2% for net sales generated for any product sold in any country without a valid claim and to pay up to $18.7 million if all of the following milestones are achieved during the clinical trials and post commercialization of the licensed product:

●	Commencement of a Phase 2 clinical trial with a Licensed Product ($800,000);

●	Commencement of a Phase 3 clinical trial with a Licensed Product ($1,800,000);

●	First Submission of an NDA, BLA for a Licensed Product ($2,500,000);

●	First Commercial Sale of a Licensed Product ($3,600,000); and

●	Cumulative Net Sales of all Licensed Products reach one billion dollars ($10,000,000).

As of the date of the issuance of these condensed consolidated financial statements, it is not probable that we will incur these payments.

In addition to the foregoing, we have also agreed to twenty percent (20%) of sublicense revenue we may generate. Calidi is further required to pay the lesser of $1,000,000 or 1% assignment or transfer fee for any consideration received following our assignment to rights to any third party.

The term of the University of Chicago Agreement will expire on the later of: (i) the expiration date of the last to expire of the Licensed Patents; and (ii) ten (10) years from the First Commercial Sale, unless earlier terminated pursuant to the terms of this Agreement. University of Chicago (“University”) has the right to terminate the agreement upon 21 days written notice for our failure to make any payment when due, with the right to cure the default by payment before the expiration of the notice period. University also has the right to immediately terminate the agreement if we fail to achieve development milestones within the time frame contemplated by the agreement. Furthermore, University has the right to terminate the agreement if we are in material breach of any other obligation under the agreement not specified above upon 30 days written notice unless we cure the breach within the notice period. In addition, if we file a petition under any bankruptcy or insolvency law, and such petition is not dismissed within 60 days of such filing, the agreement will automatically terminate at the end of such 60-day period unless University provides us with written notice that the agreement will not terminate. Upon our liquidation or dissolution, the agreement will automatically terminate. If we fail to begin commercial sales of a Licensed Product within 8 years, University may terminate the agreement anytime thereafter on written notice. We have the right to terminate the agreement for any reason upon written notice to university and the agreement will terminate at the end of the Calendar Quarter following the Calendar Quarter during which we provided our notice of termination.

Collaboration Agreement with Personalized Stem Cells, Inc.

On April 9, 2020, we entered into a collaboration and license agreement with Personalized Stem Cells, Inc. (the “PSC Agreement”). Under the terms of the PSC Agreement, we provided two tested SVF cell line banks for use in a Covid-19 Project for use in the generation of a Master Cell Bank (“MCB”) by Personalized Stem Cells, Inc. (“PSC”). Fifty percent (50%) ownership of the MCB would be retained by PSC for use in clinical trials for the treatment of Covid-19 and we are entitled to retain the other 50% ownership in the MCB to pursue our development of our product candidates. We are also entitled to full access and use of all clinical data from the Covid-19 Project for our use in developing our product candidates. The agreement is for an unspecified term, but can be terminated by either party upon the material breach of the other party if such breach is not cured within a 30 day written notice period, or immediately upon written notice if the breach is incapable of being cured. We contributed $100,000 in cost towards the manufacturing of the MCB by PSC.

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and licensure under the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. The FD&C Act and corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, export and import, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (“DSMB”). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Both the FDA and the European Medicines Agency (“EMA”) provide expedited pathways for the development of biological product candidates for treatment of rare diseases, particularly life threatening diseases with high unmet medical need. Such biological product candidates may be eligible to proceed to registration following a single clinical trial in a limited patient population, sometimes referred to as a Phase 1/2 trial, but which may be deemed a pivotal or registrational trial following review of the trial’s design and primary endpoints by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgement and these requirements may differ in the U.S. and the European Union.

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

Clinical trials regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national competent authority, or NCA, and at least one independent ethics committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC or Clinical Trials Regulation (EU) No 536/2014) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the EU Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which will replace the Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. The new Regulation took effect January 31, 2022, with a transition period through January 31, 2023, after which all new CTAs must be submitted through the new central information system (“CTIS”).

European Union drug review and approval

In the European Economic Area (“EEA”) medicinal products can only be commercialized after obtaining a marketing authorization. To obtain regulatory approval of a medicinal product in the EEA, we must submit a marketing authorization application (“MAA”). A centralized marketing authorization is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and is valid throughout the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products such as (gene-therapy, somatic cell-therapy or tissue-engineered medicines), and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

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

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States, including France, Germany, Ireland, Italy and Sweden. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between E.U. Member States. The HTA generally focuses on the clinical efficacy and effectiveness, safety, cost and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to medicinal products by the regulatory authorities of individual E.U. Member States. A negative HTA of one of our products by a leading and recognized HTA body could not only undermine our ability to obtain reimbursement for such product in the E.U. Member State in which such negative assessment was issued, but also in other E.U. Member States. For example, E.U. Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in other countries with a developed HTA framework, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

On December 15, 2021, the European Parliament and the Council adopted Regulation (EU) 2021/2282 (“HTAR”), a regulation on health technology assessment. HTAR entered into force on January 11, 2022 and applies from January 12, 2025 onwards, requiring, among other things, joint clinical assessments of certain new medicines for the treatment of cancer and advanced therapy medicinal products. This is followed by a further three-year transitional period during which EU member states must fully adapt to the new system, until eventually all medicinal products fall within the scope of HTAR as of 2030. It is intended to boost E.U. level cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the E.U. level for joint clinical assessments in these areas. HTAR provides that E.U. Member States will be able to use common HTA tools, methodologies and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The EC has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual E.U. Member States, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions. On February 3, 2025, the EC opened the first request submission period for joint scientific consultations under HTAR.

To obtain reimbursement or pricing approval in some countries, including the E.U. Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

In certain of the E.U. Member States, medicinal products that are designated as orphan medicinal products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.

Review and Approval of Medical Products in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland). The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the “HMR”), as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom that were based on the repealed CTD, which has been replaced by the CTR.

The MHRA has established the Innovative Licensing and Access Pathway (“ILAP”), for sponsors of potentially transformative medicines or drug-device combination products that address unmet medical needs and for which there is evidence of safe use in human but confirmatory trials have not yet started. It is designed to reduce the end-to-end timeline for research and development, regulatory approval and timely adoption of new technologies to benefit patients and the healthcare system in the United Kingdom. To these ends, the ILAP comprises an Innovation Passport designation, a Target Development profile and a toolkit to support all stages of the design, development and approval process. As with expedited review and approval programs in other jurisdictions, the designation of our product candidates under the ILAP does not guarantee approval of a candidate product in the United Kingdom by the MHRA.

In addition, as of January 1, 2024, an international recognition procedure (“IRP”), applies in the United Kingdom and is designed to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to sponsors that have previously received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs include the FDA, EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, and the FDA for approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion is an RR authorization for the purposes of IRP.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 29 total employees in the U.S. and at our German wholly-owned subsidiary, StemVac GmbH. Of these employees, 24 perform research and development functions. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.

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

The Business Combination and Related Transactions

On September 12, 2023, First Light Acquisition Group, Inc., a Delaware corporation (“FLAG”) consummated a series of transactions that resulted in the merger of FLAG Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of FLAG (“Merger Sub”) and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi NV”) pursuant to the Agreement and Plan of Merger (as the same has been or may be amended, modified, supplemented or waived from time to time, the “Merger Agreement”) dated as of January 9, 2023 by and among FLAG, Calidi NV, First Light Acquisition Group, LLC, in the capacity as representative for the stockholders of FLAG (the “Sponsor” or the “Purchaser Representative”) and Allan J. Camaisa, in the capacity as representative of the stockholders of Calidi NV (“Seller Representative”). On August 28, 2023, FLAG held the Special Meeting, at which meeting the FLAG stockholders considered and adopted, among other matters, a proposal to approve the business combination. Pursuant to the terms of the Merger Agreement, the business combination was effected through the merger of Merger Sub with and into Calidi NV, with Calidi NV surviving such merger as a wholly-owned subsidiary of FLAG (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Business Combination”). Following the consummation of the Business Combination, FLAG was renamed “Calidi Biotherapeutics, Inc.”

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

The total consideration received by Calidi Security Holders at the Closing of the transactions by the Merger Agreement is the newly issued shares of Common Stock and securities convertible or exchangeable for newly issued shares of Common Stock with an aggregate value equal $250.0 million, plus an adjustment of $23.8 million pursuant to the net debt adjustment provisions of the Merger Agreement by reason of the Series B Financing (the “Merger Consideration”), with each Calidi NV Stockholder receiving for each share of Calidi NV Common Stock held (after giving effect to the exchange or conversion of all outstanding Calidi NV Preferred Stock for shares of Calidi NV Common Stock and treating all vested in-the-money Calidi NV Convertible Securities (including, on a net exercise basis, all outstanding Calidi NV warrants and vested qualified Calidi NV Options but excluding all vested non-qualified stock options) as if such securities had been exercised as of immediately prior to the Merger, but excluding all unvested Calidi NV Options and any treasury stock) a number of shares of Common Stock equal to a conversion ratio of approximately 0.003. As a result, the Calidi NV Security Holders received an aggregate of 228,130 shares of newly issued Common Stock as Merger Consideration.

As an additional consideration, each Calidi NV Stockholder was entitled to earn, on a pro rata basis, up to 150,000 shares of non-voting common stock (the “Escalation Shares”). During the Escalation Period, Calidi NV Stockholders may be entitled to receive up to 150,000 Escalation Shares with incremental releases of 37,500 shares upon the achievement of each share price hurdle if the trading price of Common Stock is $1,440.00, $1,680.00, $1,920.00 and $2,160.00, respectively, for a period of any 20 days within any 30-consecutive-day trading period. The Escalation Shares are in escrow and have been outstanding from and after the Closing, subject to cancellation if the applicable price targets are not achieved. While in escrow, the shares will be non-voting.

Holders of FLAG Class A Common Stock who did not redeem their shares obtained the right to receive up to 716 additional Non-Redeeming Continuation Shares. Upon the consummation of the Business Combination, 22,395 FLAG public shares were redeemed for aggregate redemption payments of approximately $28.2 million from the Trust. The remaining approximate $15.0 million funds in the Trust were distributed as follows: i) $12.5 million to the Seller investors pursuant to the Forward Purchase Agreements and Non-Redemption Agreements discussed above, ii) $1.8 million to Calidi in connection with the Non-Redemption Agreements discussed above, and iii) $0.7 million in cash to Calidi available in the Trust from non-redeeming shareholders discussed below. The Escalation Shares and the Non-Redeeming Continuation Shares are determined to be equity classified.

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

FLAG and the Sellers entered into the Forward Purchase Agreements, and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreements each as defined below, in conjunction with and as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi in order to provide financing to the combined company. FLAG and Calidi NV entered into the Forward Purchase Agreements, as derivative securities, with the Sellers as a condition to the Sellers’ participation in Calidi NV’s Series B Financing and to potentially receive a settlement amount of $1,200.00 per share provided that the Company’s trading price remained above or equal to the Initial Reset Price. In addition, entering into these agreements provided the combined company with cash (through the Non-Redemption Agreements) in order to meet a cash closing condition to complete the Business Combination. The Forward Purchase Agreements, Non-Redemption Agreements and PIPE Subscription Agreement collectively provided approximately $2.6 million, and the Series B financing in Calidi provided approximately $24.5 million, to the combined company. As discussed above, the Forward Purchase Agreements and related Non-Redemption Agreements and FPA Funding Amount PIPE Subscription Agreement were entered into as an inducement to the Sellers to invest in a concurrent Series B Financing by Calidi NV and were not entered into to provide a source of liquidity to the combined company. Further, as discussed below, because of certain reset price features of the Forward Purchase Agreement, and a Settlement Amount Adjustment of $240.00 per share, based on our current trading price, it is unlikely that the combined company will receive any funds as a result of the eventual settlement of the Forward Purchase Agreements. Calidi is subject to the following risks associated with the Forward Purchase Agreement: (i) a reduced settlement amount if it conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is below $1,200.00, and (ii) no settlement amount if Calidi conducts a Dilutive Offering or Sellers elect an Optional Early Termination and the then reset price is at or below $240.00 per share. Calidi NV, however, benefited from the Series B investment. Calidi will also benefit if at the time of settlement, the price of its common stock is above $1,200.00 per share. The Sellers benefit if at the time of settlement the price of common stock is above $1,200.00, but are subject to risk if Calidi’s stock price decreases and there is no Dilutive Offering or the reset price is at $1,200.00. Sellers will also benefit from the Settlement Amount Adjustment of $240.00 per share which has the effect of reducing the Settlement Amount due to the Counterparty.

Pursuant to the terms of the Forward Purchase Agreement, the Sellers purchased up to an aggregate of up to 8,334 shares, par value $0.0001 per share, of FLAG Class A Common Stock concurrent with the Business Combination closing pursuant to Seller’s respective FPA Funding Amount PIPE Subscription Agreement (as defined below), less, the number of FLAG Class A Common Stock purchased by Sellers separately from third parties who had previously elected to redeem their shares through a broker in the open market and subsequently reversed the redemption election (“Recycled Shares”). Sellers were not required to purchase an amount of FLAG Class A Common Stock in the event that following such purchase, each Seller’s ownership would exceed 9.9% of the total FLAG Class A Common Stock outstanding immediately after giving effect to such purchase, unless Seller, at its sole discretion, waives such 9.9% ownership limitation. The number of shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreement with respect to such shares as described under “Optional Early Termination” in the Forward Purchase Agreement.

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

Following the Business Combination Closing, the reset price (the “Reset Price”) was initially $1,200.00; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Counterparty sells, issues or grants any FLAG Class A Common Stock or securities convertible or exchangeable into FLAG Class A Common Stock (excluding any secondary transfers) (a “Dilutive Offering”), then the Reset Price shall be modified to equal such reduced price as of such date.

On September 12, 2023, the date of the Business Combination Closing, a net 5,496 shares of common stock were issued to the Sellers under the Forward Purchase Agreements with the possibility of an additional 2,057 shares to be issued in the future at the election of the Sellers. Except for the possible issuance of 2,057 shares at the election of the Sellers for no additional consideration, no further shares are anticipated to be issued under the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the value of 8,334 shares times the Forward Purchase Agreement reset price of $1,200.00 per share which is subject to adjustment in the event we conduct an offering or the seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of shares times $240.00.

On the cash settlement date, in the event a Valuation Date (as defined below) is determined by the Seller, a cash settlement amount equal to (1) the number of shares as of the Valuation Date, multiplied by (2) the closing price of the shares immediately preceding the Valuation Date. In the event that Valuation Date is determine other than by the Seller, a cash settlement amount equal to the number of shares as of the Valuation Date less the number of unregistered shares, multiplied by the volume weighted daily VWAP price over the valuation period shall be paid to the Counter Party. The foregoing cash settlement amount is subject to adjustment by the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the maximum number of shares as of the Valuation Date multiplied by (2) $240.00 per share, and the Settlement Amount Adjustment will be automatically netted from the cash settlement amount. If the Settlement Amount Adjustment exceeds the cash settlement amount, the Counterparty will pay the Seller in FLAG Class A Common Stock or in cash.

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

After the Business Combination, in the event Seller sells its Calidi’s common stock (FLAG Class A Common Stock) above the Reset Price, Counterparty will receive the Reset Price from Seller and Seller will keep the excess of the sales price above the Reset Price. In the event Seller sells Calidi’s common stock below the Reset Price, Seller will pay Calidi the price of the sale of the Calidi common stock less $240.00 per share which will be kept by Seller. In the event Seller sells Calidi common stock for $240.00 or less per shares, there will be no proceeds to Calidi and the Forward Purchase Agreement will be terminated.

Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $1,200.00 per share reset price, such financing at our current trading price will reduce the Forward Purchase Agreement initial $1,200.00 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $240.00 per share, it is unlikely that Sellers will pay, and that we will receive any funds in connection with the settlement of the Forward Purchase.

On March 8, 2024, Calidi and one of the sellers mutually terminated and cancelled 2,834 shares per the Forward Purchase Agreement described above.

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

Subscription Agreement

On July 26, 2024, the Board approved the Subscription Agreement dated July 28, 2024 (the “Agreement”) entered with an accredited investor (the “Investor”), a related-party. Pursuant to the Agreement, Calidi sold to the Investor and the Investor purchased, (i) 58,235 shares of Common Stock at a purchase price of $17.172 per share (90% of the per share closing price of Calidi shares of common stock on the NYSE American LLC on July 22, 2024); and (ii) warrants to purchase 50,000 shares of Calidi’s common stock at an exercise price of $22.80 (120% of the per share closing price of Calidi’s shares of common stock on the NYSE American LLC on July 22, 2024), for an aggregate purchase price of $1.0 million (the “Private Placement”).

The Board approved the appointment of the Investor, a distinguished physician and expert in stem cell therapy, to the Company’s Scientific and Medical Advisory Board (“SMAB”). The appointment was made in accordance with the SMAB Consulting Agreement dated July 28, 2024, pursuant to which agreement the Investor was awarded 417 stock options, with a standard four-year vesting period. The Investor resigned from the SMAB in October 2025.

Equity Financings

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

March 2025 Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered offering, 277,084 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.80 per Share, (ii) pre-funded warrants ( “PFW”) to purchase up to an aggregate of 227,334 shares of Common Stock at a purchase price of $7.788 per Pre-funded Warrant and an exercise price of $0.001 per share (the “Pre-funded Warrant Shares”) and (iii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 504,417 shares of Common Stock (the “Series G Common Warrants” or the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “March Registered Direct Offering and Concurrent Private Placement”.

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

At the Market Offering

During the year ended December 31, 2025, the Company issued 534,265 common shares for $3.2 million of net proceeds.

March 2026 Confidentially Marketed Public Offering (CMPO)

On March 6, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as sole underwriter (“Underwriter”), in connection with the issuance and sale (the “Offering”) of: (i) 2,278,731 common stock units (“Common Stock Units”), which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units (“Pre-Funded Units”), sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the Offering, the Company also issued to the Underwriter (or its designees) a warrant (the “Underwriter’s Warrant”) to purchase up to 604,732 shares of Common Stock of the Company, par value $0.0001. The Underwriter’s Warrant has an exercise price of $0.625, is exercisable on or after the date of issuance, and will expire on March 9, 2031.

Each Common Stock Unit consisted of (i) one share of Common Stock, (ii) one Series J common stock warrant (“Series J Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), (iii) one Series K common stock warrant (“Series K Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), and (iv) one Series L common stock warrant (“Series L Warrants” and together with the Series J Warrants and the Series K Warrants, the “Common Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof). Each Pre-Funded Unit consisted of (i) one pre-funded warrant (the “Pre-Funded Warrants”), (ii) one Series J Warrant, (iii) one Series K Warrant, and (iv) one Series L Warrant. The Common Warrants included in the Pre-Funded Units are identical to the Common Warrants included in the Common Stock Units.

The Series J Warrants have an initial exercise price of $0.50 per share. The Series J Warrants are exercisable immediately, subject to certain limitations described herein. The Series J Warrants expire five (5) years from the date of issuance. The Series K Warrants have an initial exercise price of $0.50 per share. The Series K Warrants are exercisable immediately, subject to certain limitations described herein. The Series K Warrants will expire one (1) year from the date of issuance. The Series L Warrants have an initial exercise price of $0.50 per share. The Series L Warrants are exercisable immediately, subject to certain limitations described herein. The Series L Warrants expire six (6) months from the date of issuance.

The Common Stock Units, the Pre-Funded Units, the shares of Common Stock comprising the Common Stock Units, the Common Warrants, the Pre-Funded Warrants, the shares of Common Stock issuable upon exercise of the Common Warrants, and the Pre-Funded Warrants were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), that was filed with the Securities Exchange Commission (“SEC”) on January 10, 2025 and declared effective on February 7, 2025, including the prospectus forming a part of the registration statement, a final prospectus supplement thereto, which was filed with the SEC on March 9, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), and the related registration statement filed with the SEC on March 5, 2026 under Rule 462(b) of the Securities Act, which became automatically effective upon filing. The Offering closed on March 9, 2026 (the “Closing Date”).

On March 6, 2026, the Company also entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Equiniti Trust Company, LLC, as warrant agent (the “Warrant Agent”).

Since the closing of the Offering, 2,291,000 Pre-Funded Warrants have been exercised.

Warrant Amendments

On March 5, 2026, the Company entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors, that participated in the March 2026 CMPO described above, in connection with the terms of certain of the Company’s outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

●	504,417 shares of common stock, on exercise of the series G common stock warrants at an exercise price of $8.3448 per share;

●	279,168 shares of common stock, on exercise of the series H common stock warrants at an exercise price of $8.40 per share; and

●	2,190,000 shares of common stock, on exercise of the series I common stock warrants at an exercise price of $2.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $0.50 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect.

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

All references to share and per share amounts for all periods presented in the audited consolidated financial statements have been retrospectively restated to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

Risks Related to Our Business, Financial Position and Capital Requirements

We are a biotechnology company with a limited operating history and have not generated any revenue to date from product sales.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since inception, we have focused substantially all of our efforts and financial resources on raising capital and developing our initial product candidates. We have incurred net losses since our inception, and we had an accumulated deficit of approximately $141.6 million as of December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, we reported net losses of approximately $20.1 million and $22.2 million, respectively. We have no products approved for commercial sale and, therefore, have never generated any revenue from product sales, and we do not expect to do so in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and even if our clinical development efforts result in positive data, our product candidates may not receive regulatory approval or be successfully introduced and marketed at prices that would permit us to operate profitably. Calidi has no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a New Drug Application (“NDA”), or commercializing any products. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have insufficient cash to continue our operations for the next 12 months and our continued operations are dependent on us raising capital and these conditions give rise to substantial doubt over the Company’s ability to continue as a going concern.

As of December 31, 2025, we had approximately $5.6 million in cash, accumulated deficit of approximately $141.6 million and working capital of approximately $2.3 million. We believe that our existing cash and cash equivalents as of December 31, 2025, and our anticipated expenditures and commitments for the next twelve months, will not enable us to fund our operating expenses and capital expenditure requirements for the twelve months from December 31, 2025. These conditions give rise to substantial doubt over the Company’s ability to continue as a going concern. We will need to raise additional capital to support our operations and execute our business plan. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other convertible securities that will have additional dilutive effects. Further, the sale of or the perception of the sale of a substantial number of our common stock by selling securityholders pursuant to a registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume. In addition, the sale of a substantial number of our common stock by such selling securityholders will adversely affect the share price that we may obtain in future financings and may adversely affect our ability to conduct and complete future financings. We cannot assure that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us and may cause existing shareholders both book value and ownership dilution. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, and the fact that we have not been profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may have to reduce our operations accordingly.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of products in the near future, if any. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

● successfully complete our ongoing and planned preclinical studies and clinical trials for our product candidates;

● timely file and receive acceptance of our Investigational New Drug applications (“INDs”), in order to commence our planned clinical trials or future clinical trials;

● successfully enroll subjects in, and complete, clinical trials for our product candidates;

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

Our enveloped vaccina virus and engineered allogeneic stem cell product candidates represent a novel approach to cancer treatment that creates significant challenges.

We are developing a pipeline of enveloped vaccina virus and allogeneic stem cell product candidates engineered from healthy donor adipose-derived mesenchymal stem cells to potentiate and deliver oncolytic viruses to the tumor site and are intended for use in any patient with certain cancers. Advancing these novel product candidates creates significant challenges for us, including:

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

● obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with the development and regulation of enveloped vaccina virus and allogeneic stem cell therapies for cancer; and

● establishing sales and marketing capabilities upon obtaining regulatory approval, if any, in order to gain market acceptance of a novel therapy.

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

The development of biopharmaceutical products is capital intensive. We are currently advancing our product candidates through pre-clinical testing and clinical development across a number of potential indications. We have in-licensed our product candidate CLD-101 for newly diagnosed high grade glioma (“HGG”) that has completed a Phase 1 clinical trial sponsored by Northwestern University. Our second program using our SuperNova™ technology has completed a limited physician investigator-sponsored pre-IND open-label, nonrandomized dose-escalation study prospectively reviewed by the International Cell Surgical Society Institutional Review Board. This study involved a TK-positive oncolytic vaccinia virus delivered by autologous adipose stromal vascular fraction stem cells and was completed in 2018. Since the completion of the study, the FDA has asserted that in-human studies involving autologous adipose stromal vascular fraction stem cells are regulated under the Federal Food, Drug, and Cosmetics Act and require an IND from the FDA in order to conduct clinical trials. We have received IND approval from the FDA to initiate a Phase 1 clinical trial for our product candidate CLD-201 that utilizes allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) line VP-001 loaded with tumor selective “CAL1” oncolytic vaccinia virus strain. Our third program involving enveloping vaccinia virus within a cellular membrane is in IND-enabling studies. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue our pre-clinical studies and initiate our planned clinical trials or initiate future trials on other product candidates and pursue the research and development of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approvals or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

● the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for the development of our product candidates;

● the timing of, and the costs involved in, obtaining marketing approvals for our product candidates in our initial target indications and our other potential product candidates that we may develop;

● if approved, the costs of commercialization activities for our product candidates for any approved indications or any other product candidate that receives regulatory approval to the extent such costs are not the responsibility of a collaborator that we may contract with in the future, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

Risks Related to Product Development

Our business is highly dependent on the success of our RedTail product candidates. If we are unable to obtain approval for our RedTail product candidates and effectively commercialize any of them for the treatment of patients in its approved indications, our business would be significantly harmed.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully commercialize, our RedTail product candidates. CLD-401 is in the early stages of development and has not been administered on human patients. The preclinical results to date may not predict outcomes for our planned clinical trial or any future studies of CLD-401 or any enveloped virus product candidate. Because CLD-401 is the first enveloped virus product to be in pre IND studies for the clinic, its failure, or the failure of other enveloped virus therapies, may significantly influence physicians’ and regulators’ opinions regarding the viability of our entire RedTail platform.

Our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, a substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because CLD-401 is our most advanced product candidate from the RedTail platform and our other developing product candidates are based on similar technology, if CLD-401 encounters safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues, or other problems, our development plans and business would be significantly harmed.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay development, regulatory approval, and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex, and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes and there is a high risk of failure, so we may never succeed in developing marketable products. Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety and efficacy necessary to obtain regulatory approval to market any of our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

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

From time to time, we may publish interim, top line or preliminary data from our clinical trials. We may decide to conduct an interim analysis of the data after a certain number or percentage of patients have been enrolled, or after only a part of the full follow-up period but before completion of the trial. Similarly, we may report top line or preliminary results of primary and key secondary endpoints before the final trial results are completed. Preliminary, top line and interim data from our clinical trials may change as more patient data or analyses become available. Preliminary, top line or interim data from our clinical trials are not necessarily predictive of final results and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrolment continues, more patient data become available and we issue our final clinical trial report. The data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top line data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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

Additionally, some of past, ongoing and planned clinical trials utilize an “open-label” study design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Our product candidates are based on a novel approach to the treatment of cancer using vaccinia virus enveloped in a cellular membrane, allogeneic neural stem cell, and allogeneic adipose-derived mesenchymal stem cell (“AD-MSC”) loaded with an oncolytic virus which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval, if at all.

We have concentrated all of our research and development efforts on our product candidates, and our future success depends on the successful development of these therapeutic approaches. CLD-101 for newly diagnosed HGG utilizes NSC-CRAd-S-pk7, an engineered oncolytic adenovirus delivered by neural stem cells to activate the innate and adaptive immune system. To our knowledge, there are no FDA-approved products for the treatment of cancer that utilize the adenovirus.

We expect the novel nature of our product candidates to create significant challenges in obtaining regulatory approval. Few viral immunotherapies have been approved globally or by the FDA to date. While the first viral immunotherapy, talimogene laherparepvec (Imlygic, Amgen), has received FDA approval, regulatory agencies have reviewed relatively few viral immunotherapy product candidates such as our product candidates. This may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates. Further, any viral immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

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

Furthermore, there has been limited historical clinical trial experience for the development of products that utilize the adenovirus. Moreover, the design and conduct of our clinical trials utilizing vaccinia virus enveloped in a cellular membrane and both neural stem cells and adipose-derived mesenchymal stem cells (“AD-MSC”) to deliver oncolytic viruses differs from the design and conduct of previously conducted clinical trials in this area. As a result, there is substantial risk that the design or outcomes of our clinical trials will not be satisfactory to support marketing approval.

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

The commercial success of adenovirus we use in our CLD-101 product candidates or ACAM2000, a thymidine kinase (TK)-positive strain of vaccinia virus (used as the current smallpox vaccine in the United States) we are using in our CLD-401 and CLD-201 product candidates, will depend in part on public acceptance of the use of immuno-oncology, and, in particular, oncolytic viral immunotherapy. Adverse events in clinical trials of our current product candidates or vaccinia virus based product candidates which we may develop, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any adenovirus-, vaccinia virus or ACAM2000-based product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of oncolytic immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrolment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with brain cancer for the development of CLD-101 for newly diagnosed HGG and CLD-101 for recurrent HGG, our ability to enroll eligible patients may be limited or enrolment may be slower than we anticipate due to the small eligible patient population.

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

The enrolment of patients further depends on many factors, including:

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

The development and commercialization of new product candidates is highly competitive. We face competition from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others with respect to our product candidates and will face similar competition with respect to any product candidates that we may seek to develop or commercialize in the future. We compete in pharmaceutical, biotechnology and other related markets that develop immuno-oncology therapies for the treatment of cancer. There are other companies working to develop viral immunotherapies for the treatment of cancer, including divisions of large pharmaceutical and biotechnology companies of various sizes. The large pharmaceutical and biotechnology companies that have commercialized and/or are developing immuno-oncology treatments for cancer include AstraZeneca, Bristol-Myers Squibb, Gilead Sciences, Merck, Novartis, Pfizer and Roche/Genentech.

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

Risks Related to Government Regulation and Commercialization of Our Product Candidates

The regulatory approval processes of the FDA and other regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize our current and future product candidates as expected, and our ability to generate revenue may be materially impaired.

The time required to obtain approval by the FDA and other regulatory authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, including to comply with the protocols of any applicable Special Protocol Assessment (“SPA”) we receive from the FDA; conduct additional preclinical studies or clinical trials that may require regulatory or independent institutional review board, or IRB, approval; or otherwise cause delays in obtaining approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. It is possible that our current and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

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

Undesirable side effects caused by our current or any future product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for our product candidates. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

If our current and future product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Since the start of President Trump’s administration in 2025 (the “Trump Administration”), U.S. policy changes have been implemented at a rapid pace and additional change is likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the Trump Administration or other parts of the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests.  To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for some, or all, of our future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Sponsors of product candidates that have been designated as Breakthrough Therapies are eligible to receive more intensive FDA guidance on developing an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates developed and considered for approval that have not received Breakthrough Designation and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation current or some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

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

Disruptions at the FDA and other governmental agencies and regulatory authorities could negatively affect the review of our regulatory submissions or impact our ability to access the public markets, which could negatively impact our business.

The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels, their ability to accept user fees, or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the Trump Administration in January 2025, the full impact of which remains unclear. Average review times at the agency have fluctuated as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies. In addition, changes to U.S. federal government policy since January 2025 have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose additional leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. It is also unclear how executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits or limit federal agency personnel may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates and could result in delays in our potential clinical trial timelines. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of INDs, which would adversely affect our business. A significant reduction in the FDA’s workforce or the FDA’s budget, or any future prolonged government shutdown, could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development, manufacturing or marketing of our product candidates, if approved, which could have a material adverse effect on our business.

In October and November 2025, the U.S. federal government endured the longest government shutdown in U.S. history due to the failure of Congress to pass an appropriations budget for fiscal year 2026, and a subsequent partial government shutdown ensued in January and February of 2026. There can be no assurance that there will not be similar shutdowns of the federal government in the future. While there were some exemptions from these shutdowns with respect to certain aspects of the work carried out by the FDA, including essential safety oversight and ongoing reviews of certain existing applications where there was carryover funding, other work of the FDA during that time, such as acceptance of new applications, was suspended and the FDA workforce was reduced. These and similar events may impact the functioning of the FDA, including but not limited subsequent government shutdowns or global health concerns, and could prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Even if our development efforts are successful, we may not obtain regulatory approval of our current or any future product candidates in the United States or other jurisdictions, which would prevent us from commercializing our current and future product candidates. Even if we obtain regulatory approval for our current and future product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize our current or any future product candidates.

We are not permitted to market or promote or sell our current or any future product candidates before we receive regulatory approval from the FDA or other regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and other regulatory authorities for any of our current and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing our current and future product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if our current and future product candidates are approved, they may:

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

We have not previously submitted a Biologics License Application, or BLA, to the FDA, or a similar marketing application to other regulatory authorities, for our product candidates, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our current or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Changes in third-party manufacturers and manufacturing processes may also require additional testing, or notification to, or approval by the FDA or another regulatory authority. Such changes could be further delayed due to development of commercial scale manufacturing operations in our new facility or at third-party manufacturers. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our current and future product candidates and jeopardize our ability to commence product sales and generate revenue.

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package (PDUFA VIII) entered stakeholder negotiations beginning in mid-2025, with an agreement anticipated to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

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

Even if our current or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

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

The FDA and other regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or other regulatory authorities become aware of new safety information after approval of any of our current and future product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. When the FDA or other regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for our current and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

If we are found to have impermissibly promoted any of our current and future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. In the United States, engaging in the impermissible promotion of any products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If, after our current or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or other regulatory authority may not permit us to proceed.

The FDA or other regulatory authorities may require us to file separate INDs for additional clinical trials we plan to conduct with our current lead product candidates. We may not be able to file any additional INDs required for our current product candidates and any future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies, including due to a contagious disease outbreak such as the COVID-19 pandemic on suppliers, study sites or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND will result in the FDA or other regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the expected timelines to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. There are similar risks related to the review and authorization of our protocols and amendments by other regulatory authorities.

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

Our ability to successfully launch and secure market acceptance of our pipeline candidates may be impacted by contagious disease outbreaks such as the COVID-19 pandemic, the potential impact of which we may be able to predict or quantify with any degree of certainty.

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

We expect initially to develop our current product candidates. A key part of our strategy, however, is to pursue clinical development of additional product candidates. Developing, obtaining marketing approval for, and commercializing additional product candidates will require substantial funding and will be subject to the risks of failure inherent in medical product development. We cannot assure you that we will be able to successfully advance any of these additional product candidates through the development process.

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

If we or third-party CROs, or other contractors or consultants fail to comply with applicable federal, state/provincial or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our therapeutic candidates and could harm or prevent sales of any affected therapeutics that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our therapeutics. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

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

Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biotechnology and biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrolment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Past statements and proposed action by the United States House of Representatives has been critical of the Chinese biopharmaceutical industry and may raise scrutiny as to the use of our contract manufacturer in China.

The U. S. House of Representatives has been become critical of the Chinese biopharmaceutical industry with a focus on their alleged ties to the Chinese Communist Party and handling of Americans’ data. Proposed action by the House of Representatives included legislation that could restrict the ability of U.S. biopharmaceutical companies to collaborate with certain Chinese entities without losing the ability to contract with the U.S. government. We have utilized ProBio in China for manufacturing of the “CAL1” oncolytic vaccinia virus strain. While ProBio is not currently identified as a “biotechnology company of concern” as set forth in the proposed legislation, in the event that ProBio is defined as such, or their activities are otherwise scrutinized by the U.S. government, this determination could adversely affect our ability to contract manufacture the CAL1 oncolytic vaccinia virus strain to be use with our allogeneic adipose-derived mesenchymal stem cells.

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

As a privately held company, Calidi was not required to have, and did not have, a well defined disclosure and financial controls and procedures or systems of internal controls over financial reporting that are generally required of publicly held companies. For the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. However, no assurance can be given that our existing internal controls over financial reporting will meet the requirements under the Exchange Act.

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

We may rely on third-party contract manufacturers to manufacture our clinical trial product supplies and for commercial scale manufacturing. There can be no assurance that our clinical development will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our contract manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. Any delays in obtaining adequate supplies of our product candidates that meet the necessary quality standards may delay our development or commercialization.

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

If we sell additional shares of common stock, convertible securities or other equity securities, existing shareholders may be materially diluted by subsequent sales and new investors could gain rights, preferences, and privileges senior to existing holders of our common stock. Pursuant to our obligations under certain registration rights agreements, we have registered on a registration statement filed with the SEC 5,026,613 warrants to purchase our common stock. Until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or perceived potential resale, of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate.

The Sponsor, Metric, anchor investors and other investors purchased or received as an inducement to facilitate the Business Combination the Sponsor Shares that were acquired by the Sponsor, Metric or anchor investors at $0.003 per share price which is significantly below the current market price of a share of our common stock and such holder could sell their shares and generate a significant profit while causing the trading price of our common stock to decline significantly.

Because the Sponsor, Metric, anchor investors and other investors purchased or received their founders shares at a $0.003 per share, significantly below the current market price of a share of our common stock, such holder could sell their shares and generate a significant profit while causing the trading price of our common stock to decline significantly. Those purchasers of our common stock who acquired their shares at a price greater than our common stock’s current trading price, may not experience a similar profit or rate of return realized by a holder of the founder shares due to the difference in such purchaser’s purchase price and the current trading price for our common stock.

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

In conjunction with and as an inducement to accredited investors to invest in a concurrent Series B Financing by Calidi, FLAG and certain accredited investors (“Sellers”) entered into an OTC Equity Prepaid Forward Transaction (“Forward Purchase Agreements”). This derivative security purchased from the Sellers is based on the value of our common stock to be settled in cash in three years subject to reset price features and earlier termination as set forth in the Forward Purchase Agreement. The Forward Purchase Agreements and related agreements cover up to an aggregate 8,334 shares of our common stock at an initial reset price of $1,200.00 per share. FLAG and Calidi entered into the Forward Purchase Agreements with the Sellers as a condition precedent to the Sellers’ participation in Calidi’s Series B Financing. On September 12, 2023, the date of and as part of the Business Combination Closing, Sellers received a net 5,501 shares of common stock pursuant to the Forward Purchase Agreements and may receive an additional 2,057 shares upon the election of the Sellers. Except for the possible issuance of 2,057 shares at the election of the Sellers for no additional consideration, no further shares will be issued under nor be subject to the Forward Purchase Agreements. Under the terms of the Forward Purchase Agreements, Sellers are obligated to pay us a settlement amount based on the product of 8,334 shares times the reset price of $1,200.00 per share which is subject to adjustment in the event we conduct an offering or Seller elects an optional early termination at less than the current reset price. In addition, pursuant to the Forward Purchase Agreement, the settlement amount is subject to a further reduction settlement amount adjustment equal to the number of subject shares times $240.00. Because we need to seek additional financing for our operations at current trading prices, which are significantly below the initial $1,200.00 per share reset price, such financing at our current trading price will have the effect of reducing the Forward Purchase Agreement initial $1,200.00 reset price, and the settlement amount that we may receive from the Sellers, if any. Therefore, in light of our current trading price and after giving further effect to the reduction settlement amount adjustment of $240.00 per share, it is unlikely Sellers will pay and that we will receive any funds in connection with the settlement of the Forward Purchase Agreements.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - Cybersecurity

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

ITEM 2 - PROPERTIES

Our corporate headquarters is located at 4475 Executive Drive, Suite 200, San Diego, California, 92121 where we lease approximately 6,221 square feet of lab space and 8,977 square feet of office space, under a lease that expires in February 2027. Our main telephone number is (858) 794-9600. For the year ended December 31, 2025, our base rent was approximately $0.1 million per month plus a management fee equal to 3.0% of base rent. Base monthly rent will increase annually by 3.0%.

StemVac GmbH, our wholly-owned subsidiary based in Bernried, Germany, operates in approximately 4,047 square feet of office space and laboratory space under a lease that expires in March 2027. For the year ended December 31, 2025, our rent was approximately €4 thousand (or approximately $4.5 thousand) per month.

Total rent expense was approximately $1.5 million for each of the years ended December 31, 2025 and 2024.

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

On November 21, 2023, the Company initiated arbitration proceedings against Mr. Kalajian for breach of fiduciary duty, constructive fraud, conversation, and declaratory relief (the “Kalajian Arbitration”), seeking to recover from Mr. Kalajian bonuses Mr. Kalajian caused to be paid to himself, Hazel Sanchez, the former Controller, and his accounting team. The bonuses (the “Accounting Bonuses”) were not authorized by the Company’s Board of Directors or Compensation Committee.

On November 30, 2023, Hazel Sanchez, the Company’s prior Controller, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, and Ms. Pizarro, alleging defamation, constructive discharge, violation of California Family Rights Act, and wrongful discharge. Ms. Sanchez is seeking an unspecified amount in damages under her employment contract, damages to be proven at trial, punitive damages, and attorney’s fees (the “Sanchez Case”). In February 2024, the Company filed a Cross-Complaint against Ms. Sanchez for breach of fiduciary duty, constructive fraud, conversation, and declaratory relief seeking to recover the Accounting Bonuses.

On February 29, 2024, Mr. Kalajian also filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case was voluntarily dismissed in March 2025.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code (the “Conversion Case”) due to the Company’s failure to remove a restrictive legend from 1,162 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to and consolidated with the Primary Case above.

The Primary Case, Kalajian Arbitration, Sanchez Case, and Conversion Case were deemed related and ultimately consolidated. A trial date has been set for November 6, 2026.

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

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud under California Corporations Code §25401, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in the US District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025 and January 21, 2026, the parties engaged in mandatory settlement conferences which resulted in no resolution of the case. Discovery has been completed. A final pre-trial conference has been set for October 19, 2026, but no trial date has been set. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock are listed on the NYSE under the symbol “CLDI”. Prior to the Business Combination, FLAG’s Units, Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols “FLAGU,” “FLAG” and “FLAGW,” respectively. On March 20, 2026 the closing price of our common stock was $0.28 per share.

As of March 20, 2026, there were 10,895,725 shares of common stock issued and outstanding, which excludes 150,000 shares of non-voting common stock held in escrow, held by approximately 221 holders of record and 95,834 Public Warrants outstanding held by one holder of record. Such numbers do not include beneficial owners holding the Company’s securities through nominee names.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31 2025:

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders(1)	43,425	$276.11	—
Equity compensation plans approved by shareholders(2)	173,863	$8.29	96,497
Equity compensation plans approved by shareholders(3)	—	$—	32,815
Equity compensation plans not approved by shareholders(4)	60,534	$5.63	—
Total	277,822	$49.57	129,312

(1)	Represents shares of common stock to be issued upon exercise of outstanding options granted under the 2019 Equity Incentive Plan of Calidi (the “2019 Plan”), which options were assumed by us in connection with the Business Combination.

(2)	Represents shares of common stock to be issued upon exercise of outstanding options and restricted stock units under the 2023 Equity Incentive Plan (the “2023 Plan”) which was approved by our shareholders on August 28, 2023.
(3)	Represents the number of shares of common stock reserved as authorized for the grant of options under the Employee Stock Purchase Plan (the “2023 ESPP”), which was approved by our shareholders on August 28, 2023.
(4)	Represents shares of common stock to be issued upon exercise of outstanding options granted as inducement awards in accordance with Section 711 of NYSE American LLC Company Guide.

ITEM 6 - RESERVED

Not Applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K for the period ended December 31, 2025 (this “Annual Report”). The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in the “Risk Factors” section of this annual report, many of which are outside of our control. All forward-looking statements included in this annual report are based on information available to us as of the time we file and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Company Overview

We are a publicly traded biotechnology company pioneering the development of targeted therapies with the potential to deliver genetic medicines to distal sites of disease. Our proprietary RedTail platform features an engineered enveloped oncolytic virus designed for systemic delivery and targeting of metastatic sites. This advanced enveloped technology is intended to shield the virus from immune clearance, allowing virotherapy to effectively reach tumor sites, induce tumor lysis, and deliver potent genetic medicine(s) to metastatic locations. We expect to file an IND for a Phase I trial by the end of 2026 with CLD-401, the first compound from the RedTail platform, delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

●	Survive in circulation and home to metastatic tumor sites;
●	Only replicates in tumor cells;
●	Induce immuogenic kill in tumor cells and immune priming in the TME; and
●	Deliver genetic medicine payloads like IL-15 superagonist for expression in the TME.

Our legacy SuperNova and NeuroNova platforms are designed to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;
●	Enhance oncolytic viral amplification inside the allogeneic cells; and
●	Modify the TME to allow improvements in cell targeting and viral amplification at the tumor site.

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

CLD-401, the first lead derived from the RedTail platform. CLD-401 is enveloped and overexpressed CD55 on its outer membrane. It is tropic for tumor cells and, when replicating, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology. The company is developing additional leads from the RedTail platform including compounds that simultaneously express a bispecific T-cell engager (TCE) and a T-cell activator as well as compounds for use outside of oncology.

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

Since inception, we have incurred significant operating losses. Our net loss was $20.1 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $141.6 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our consolidated financial statements as of and for the year ended December 31, 2025. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our audited consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume, adversely affect the share price that we may obtain in future financings, and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Developments

On July 9, 2025, we entered into an inducement offer letter agreement (the “Warrant Inducement Offer”) with seven holders of our existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the Warrant Inducement Offer, such warrant holders immediately exercised some or all of their respective outstanding Existing Warrants at a reduced exercise price, to purchase an aggregate of 549,596 shares of our common stock. The gross proceeds from the exercise of the induced warrants were $4.6 million, prior to deducting placement agent fees and offering expenses. In consideration for the immediate exercise of some or all of the Existing Warrants for cash, we issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 549,587 shares of common stock. We filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on July 25, 2025. The Warrant Inducement Offer closed on July 10, 2025. For additional discussion of this Warrant Inducement Offer, see the section below and further disclosures in the section titled “Liquidity and Capital Resources – Financing Activities” included herein.

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

On September 16, 2025, the Board approved the elimination of the position of Chief Legal Officer and, as a result, the termination of the employment agreement with Ms. Wendy Pizarro Campbell (the “Employment Agreement”), effective as of October 17, 2025 (“Effective Date”). Per the terms of the Employment Agreement, Ms. Campbell was given a 30-day written notice of termination. On the Effective Date, and as a result of the termination of the Employment Agreement, Ms. Campbell ceased to serve as an executive officer and Section 16 officer of Calidi. On September 17, 2025, we executed a General Release of Claims and Separation Agreement (“Agreement”) with Ms. Campbell effective on September 24, 2025 (the “Effective Date”). Pursuant to the terms of the Agreement, on the Effective Date, we are obligated to pay i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell, Inc. (“Nova Cell”) prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Ms. Campbell’s COBRA premiums for six months, commencing October 2025, upon timely election. As of December 31, 2025, we paid the bonus of $0.1 million in connection with the sale of the investment in Nova Cell.

On October 27, 2025, we entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with, a then majority owned subsidiary, Nova Cell. In accordance with the Agreements, we sold and transferred all 22,500,000 of our shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. As of December 31, 2025, no Deferred Consideration has been recognized, and the full amount remains constrained until underlying uncertainties are resolved. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, we sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer our subsidiary.

On November 7, 2025, we presented new data on our first therapeutic candidate from our RedTail platform, CLD-401, at the Society of Immunotherapy for Cancer (“SITC”) Annual Meeting.

On March 5, 2026, the Company entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors that participated in the March Offering described below, in connection with the terms of certain of the Company’s outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

-	504,417 shares of common stock, on exercise of the series G common stock warrants at an exercise price of $8.3448 per share;

-	279,168 shares of common stock, on exercise of the series H common stock warrants at an exercise price of $8.40 per share; and

-	2,190,000 shares of common stock, on exercise of the series I common stock warrants at an exercise price of $2.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $0.50 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect.

On March 6, 2026, we entered into an Underwriting Agreement with the Underwriter, in connection with the Offering of: (i) 2,278,731 Common Stock Units, which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units Pre-Funded Units, sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. For more details in relation to the Offering, see “Financing and Financing-Related Transactions Subsequent to December 31, 2025” below.

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

We track external research and development costs on a program-by-program basis beginning, with respect to each program, upon our internal nomination of a candidate in that program for further preclinical and clinical development. External costs include fees paid to consultants, contractors and vendors, including contract development and manufacturing organizations (“CDMOs”), and clinical research organizations (“CROs”), in connection with our preclinical, clinical and manufacturing activities and license milestone payments related to candidate development.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, operations, and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, and costs for consultants utilized to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization.

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

Other Income (Expenses), Net

Other income (expenses), net, primarily includes the changes in fair value of warrants and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of other liabilities and derivatives, and change in fair value of other liabilities, and derivatives – related party, included as a component of other income (expense), net, in the consolidated statements of operations.

Interest expense primarily consists of amortization of discounts on term notes, including from related parties, and other interest expense incurred from financing leases and other obligations.

Other income also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income in our consolidated statements of operations when the related research and developments expenses are incurred.

Income Tax Provision

Since inception, we have incurred net operating losses primarily for U.S. federal and state income tax purposes and have not reflected any benefit of such net operating loss carryforwards for any periods presented in this Form 10-K. The income tax provision in the periods presented is entirely attributable to amounts recorded from StemVac, GmbH operations, our wholly-owned German subsidiary that provides research and development services to us under a cost-plus development agreement.

Results of Operations

Comparison of Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$(9,737)	$(8,878)	$(859)	10%
General and administrative	(10,503)	(12,898)	2,395	(19)%
Total operating expenses	(20,240)	(21,776)	1,536	(7)%
Loss from operations	(20,240)	(21,776)	1,536	(7)%
Other income (expense), net:
Total other income (expenses), net	192	(419)	611	(146)%
Loss before income taxes	(20,048)	(22,195)	2,147	(10)%
Income tax provision	(15)	(14)	(1)	7%
Net loss	$(20,063)	$(22,209)	$2,146	(10)%

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025, and 2024 were $9.7 million and $8.9 million, respectively. The $0.8 million increase was primarily attributable to increases in consulting costs of $0.5 million, rent expenses of $0.3 million, drug manufacturing and preclinical expenses of $0.2 million, and office expenses of $0.2 million, partially offset by decrease in salaries and benefits of $0.4 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 and 2024 were $10.5 million and $12.9 million, respectively. The $2.4 million decrease was primarily due to decreases in insurance costs of $0.7 million, legal expenses of $0.6 million, salaries and benefits of $0.3 million, accounting expenses of $0.3 million, public company expenses of $0.2 million, investor relations expenses of $0.2 million, and rent expenses of $0.1 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2025 and 2024 were $0.2 million other income and $0.4 million other expense, respectively. The $0.6 million decrease in net expenses primarily relates to a decrease in interest expense of $0.7 million, increase in other income of $0.2 million, primarily related to the gain on sale of our investment in Nova Cell, partially offset by a net change in fair value of other liabilities and derivatives of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

As of December 31, 2025, we had a cash balance of $5.6 million and restricted cash of $0.2 million. Our debt and liability obligations as of December 31, 2025 include $2.4 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $1.7 million in operating lease liabilities, $0.6 million in promissory notes, $0.3 million in finance lease liabilities, and $0.1 million in warrant liabilities, including related party amounts.

Our ability to continue as a going concern is dependent upon our ability to raise additional funding. We plan to raise additional capital through public or private equity or debt financings to fulfill our operating and capital requirements for at least 12 months from the date of the issuance of the financial statements. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Thus, we estimate that based on our current liquidity resources, there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of these financial statements.

Financing and Financing-Related Transactions Subsequent to December 31, 2025

March 2026 Confidentially Marketed Public Offering (CMPO)

On March 6, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as sole underwriter (“Underwriter”), in connection with the issuance and sale (the “Offering”) of: (i) 2,278,731 common stock units (“Common Stock Units”), which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units (“Pre-Funded Units”), sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the Offering, we also issued to the Underwriter (or its designees) a warrant (the “Underwriter’s Warrant”) to purchase up to 604,732 shares of Common Stock of Calidi, par value $0.0001. The Underwriter’s Warrant has an exercise price of $0.625, is exercisable on or after the date of issuance, and will expire on March 9, 2031.

Each Common Stock Unit consisted of (i) one share of Common Stock, (ii) one Series J common stock warrant (“Series J Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), (iii) one Series K common stock warrant (“Series K Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), and (iv) one Series L common stock warrant (“Series L Warrants” and together with the Series J Warrants and the Series K Warrants, the “Common Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof). Each Pre-Funded Unit consisted of (i) one pre-funded warrant (the “Pre-Funded Warrants”), (ii) one Series J Warrant, (iii) one Series K Warrant, and (iv) one Series L Warrant. The Common Warrants included in the Pre-Funded Units are identical to the Common Warrants included in the Common Stock Units.

The Series J Warrants have an initial exercise price of $0.50 per share. The Series J Warrants are exercisable immediately, subject to certain limitations described herein. The Series J Warrants expire five (5) years from the date of issuance. The Series K Warrants have an initial exercise price of $0.50 per share. The Series K Warrants are exercisable immediately, subject to certain limitations described herein. The Series K Warrants will expire one (1) year from the date of issuance. The Series L Warrants have an initial exercise price of $0.50 per share. The Series L Warrants are exercisable immediately, subject to certain limitations described herein. The Series L Warrants expire six (6) months from the date of issuance.

The Common Stock Units, the Pre-Funded Units, the shares of Common Stock comprising the Common Stock Units, the Common Warrants, the Pre-Funded Warrants, the shares of Common Stock issuable upon exercise of the Common Warrants, and the Pre-Funded Warrants were offered by Calidi pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), that was filed with the Securities Exchange Commission (“SEC”) on January 10, 2025 and declared effective on February 7, 2025, including the prospectus forming a part of the registration statement, a final prospectus supplement thereto, which was filed with the SEC on March 9, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), and the related registration statement filed with the SEC on March 5, 2026 under Rule 462(b) of the Securities Act, which became automatically effective upon filing. The Offering closed on March 9, 2026 (the “Closing Date”).

On March 6, 2026, we also entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Equiniti Trust Company, LLC, as warrant agent (the “Warrant Agent”).

Since the closing of the Offering, 2,291,000 Pre-Funded Warrants have been exercised.

Warrant Amendments

On March 5, 2026, we entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors, that participated in the March 2026 CMPO described above, in connection with the terms of certain of our outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

●	504,417 shares of common stock, on exercise of the series G common stock warrants at an exercise price of $8.3448 per share;

●	279,168 shares of common stock, on exercise of the series H common stock warrants at an exercise price of $8.40 per share; and

●	2,190,000 shares of common stock, on exercise of the series I common stock warrants at an exercise price of $2.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $0.50 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect.

Debt Obligations

Calidi’s outstanding debt obligations as of December 31, 2025, are as follows (in thousands):

	December 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$90	$690
Total debt	$600	$90	$690
Less: current portion of long-term debt			(90)
Long-term debt, net of current portion			$600

Warrants

As of December 31, 2025, Calidi had outstanding warrants to purchase up to 5,026,613 shares of Common Stock, consisting of the following:

December 31, 2025
Private Warrants to purchase Common Stock	15,938
Public Warrants to purchase Common Stock	95,834
Warrants to purchase Restricted Shares	53,334
Placement Agent Warrants to purchase Common Stock	256,418
Series A Warrants to purchase Common Stock	54,308
Series B-1 Warrants to purchase Common Stock	1,442
Series C-1 Warrants to purchase Common Stock	26,253
Series D Warrants to purchase Common Stock	18,318
Series G Warrants to purchase Common Stock	504,417
Series H Warrants to purchase Common Stock	549,587
Series I Warrants to purchase Common Stock	3,450,764
5,026,613

Commitments and Contingencies

On October 10, 2022, Calidi entered into an Office Lease Agreement (the “San Diego Lease”) that serves as Calidi’s principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan J. Camaisa, former Chief Executive Officer, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for Calidi’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, Calidi agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount due was partially settled in April 2025. The San Diego Lease has an initial term of 4 years.

On July 1, 2025, StemVac, GmbH entered into a finance lease agreement for laboratory equipment with an initial term that expires on May 31, 2029, with total payments of approximately €0.1 million.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein Calidi may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of December 31, 2025, we do not believe it probable that we will incur these payments.

Other commitments and contingencies include various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $2.1 million and certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of the CLD-101, CLD-201, and CLD-401 programs totaling $0.5 million.

Related Party Transactions

Please see Note 6 to our consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the Year Ended December 31, 2025 and 2024

The following table shows a summary of our cash flows for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Net cash (used in) provided by:
Operating activities	$(21,293)	$(19,694)	$(1,599)	8%
Investing activities	(170)	(16)	(154)	963
Financing activities	17,459	27,365	(9,906)	(36)
Effect of exchange rate on cash	14	(13)	27	(208)
Net (decrease) increase in cash and restricted cash	$(3,990)	$7,642	$(11,632)	(152)%

Operating activities

Net cash used in operating activities was $21.3 million for the year ended December 31, 2025, primarily resulting from our net loss of $20.1 million. Our net loss was reduced by certain non-cash items that included $2.1 million in stock-based compensation, $1.7 million in depreciation and amortization expense, partially increased by $4.8 million from the change in our operating assets and liabilities, and $0.2 million from the gain on the sale of our investment in Nova Cell.

Net cash used in operating activities was $19.7 million for the year ended December 31, 2024, primarily resulting from our net loss of $22.2 million. Our net loss was reduced by certain non-cash items that included $3.0 million in stock-based compensation, $1.5 million in depreciation and amortization expense, partially increased by $1.7 million from the change in our operating assets and liabilities, and $0.3 million from the change in fair value of debt and other liabilities.

Investing activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2025, which primarily related to the purchase of certain machinery and equipment and cash disposed of in the sale of our investment in Nova Cell.

Net cash used in investing activities was $16,000 for the year ended December 31, 2024, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $17.5 million for the year ended December 31, 2025, which primarily related to proceeds from public offerings of our securities of $9.9 million, proceeds from July Inducement Offer of $4.1 million, proceeds from the March Registered Direct Offering and Concurrent Private Placement of $3.5 million , and proceeds of $3.3 million from sales under our At The Market facility, partially offset by repayment of term notes payable of $2.2 million, including related party amounts, payment of financing costs of $0.8 million, repayment of bridge loan payable of $0.2 million and repayment of finance lease obligations of $0.1 million.

Net cash provided by financing activities was $27.4 million for the year ended December 31, 2024, which primarily related to proceeds from the November Public Offering of $6.8 million, proceeds from the April Public Offering of $5.4 million, proceeds from the exercise of common stock and pre-funded warrants of $4.8 million, proceeds from the At the Market Offering of $3.1 million, proceeds from issuance of convertible notes payable of $3.0 million, proceeds from the May Inducement Offer of $2.1 million, proceeds from issuance of noncontrolling interest of $2.0 million, proceeds from the October Public Offering of $1.8 million, proceeds from the issuance of common shares and warrants per subscription agreement of $1.0 million, proceeds from issuance of promissory note of $0.6 million, and related party proceeds from issuance of a bridge loan payable of $0.2 million, partially offset by payment of financing costs of $1.5 million, repayment of convertible notes payable of $1.5 million, repayment of term notes payable of $0.3 million, and repayment of finance lease obligations of $0.1 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the consolidated financial statements as of and for the year ended December 31, 2025 appearing elsewhere in this Form 10-K. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our consolidated financial statements were issued. See Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-K for additional information on our assessment.

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

Our existing cash will not be sufficient to complete development of our current product candidates. Accordingly, we will be required to obtain further funding to achieve our business objectives.

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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2025 and 2024 appearing elsewhere in this Annual Report on Form 10-K. We determined that none of our significant accounting policies and estimates are deemed to be critical accounting estimates.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of our product candidates totaling $0.5 million in future purchase commitments. However, these contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2025 and 2024.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the effectiveness of the Company’s internal control over financial reporting, as such report is not required due to the Company’s status as a smaller reporting company.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our Company is managed by or under the direction of its board of directors. The following table sets forth certain information regarding our current executive officers and directors, as well as their respective ages, as of March 20, 2026.

Name	Age	Title

Eric Poma	54	Chief Executive Officer and Director
Andrew Jackson	57	Chief Financial Officer
Antonio F. Santidrian	48	Chief Scientific Officer and Head of Technical Operations
Allan J. Camaisa	66	Director
Alan R. Stewart	62	Director(1)(3)
Scott Leftwich	65	Director(2)(3)
James A. Schoeneck	68	Director and Chairman of the Board(1)(2)(3)
George E. Peoples	64	Director(2)

(1) Member of audit committee.

(2) Member of the compensation committee.

(3) Member of the nomination and corporate governance committee.

The following are the biographies of our directors and executive officers:

Executive Officers

Eric Poma, Ph.D. Dr. Poma was appointed as the Chief Executive Officer and director of Calidi effective April 22, 2025. Most recently, Dr. Poma served as CEO and as a member of the board of directors at Molecular Templates (NASDAQ: MTEM), a clinical-stage biotechnology company, from February 2009 until January 2025. From March 2005 to September 2008, Dr. Poma served as Vice President, Business Development of Innovive Pharmaceuticals. From 2001 to 2005, Dr. Poma held various senior level positions at Imclone Systems, Inc. From 2000 to 2001 Dr. Poma served as an analyst at Eagle Growth Investors, LLC. Dr. Poma received a Ph.D. in Microbiology and Immunology from University of North Carolina at Chapel Hill, an M.B.A. from Leonard N. Stern School of Business and a Bachelor of Science in Biology from University of North Carolina at Chapel Hill.

Andrew Jackson. Mr. Jackson has been the Chief Financial Officer since October 30, 2023 and Corporate Secretary since October 2025. Mr. Jackson is a financial executive with over 35 years of corporate finance experience with success in publicly traded companies and venture capital backed startups. Mr. Jackson most recently served as Chief Financial Officer of Ernexa Therapeutics Inc. from May 2022 to May 2023. Prior to his position at Ernexa Therapeutics, Mr. Jackson served as the Chief Financial Officer of Ra Medical Systems, Inc. from April 2018 until May 2022, and as its Interim Chief Executive Officer from August 2019 to March 2020. From October 2016 to April 2018, he was Chief Financial Officer for AltheaDx, Inc, a molecular diagnostics company specializing in precision medicine. From March 2014 to March 2016, Mr. Jackson held senior financial positions, including Chief Financial Officer, at Celladon Corporation, a publicly traded, clinical stage biotechnology company. From April 2013 to March 2014, he held senior financial positions at Sapphire Energy, an industrial biotechnology company. Mr. Jackson received a MSBA in Finance in December 2006 from San Diego State University and a BSB in Accounting in June 1992 from the University of Minnesota. He is a certified public accountant (inactive).

Antonio F. Santidrian, Ph.D. Dr. Santidrian has been the Chief Scientific Officer since July 2023 and the Head of Technical Operations since January 2025. Dr. Santidrian joined Calidi in 2015 as Associate Director and is an accomplished scientist with over 24 years of experience in anti-cancer translational research. Dr. Santidrian has focused his scientific career on developing superior cancer drugs and on biological drugs to improve human health. From March 2008 to September 2015, Dr. Santidrian led translational studies at The Scripps Research Institute for several small molecule and biologic drugs to treat breast cancer metastasis. Dr. Santidrian worked closely on translational cancer studies for the development of ACADRA to treat chronic lymphocytic leukemia (CLL) at the University of Barcelona (Spain). Dr. Santidrian is the recipient of a fellowship from the August Pi i Sunyer Foundation, the Ministry of Science and Education (Spain) and the Susan G. Komen Breast Cancer Foundation. Dr. Santidrian received a degree in Pharmacy from the University of Barcelona in 2001 and a Ph.D. in biomedicine, specializing in anti-cancer therapies in 2006 from the University of Barcelona in Barcelona, Spain

Non-Employee Directors

Allan J. Camaisa. Mr. Camaisa has been a director of Calidi since February 2018 and resigned as the Chairman and Chief Executive Officer of the Company effective April 21, 2025. Mr. Camaisa is a serial entrepreneur, investor, and technologist, with proven leadership skills in bootstrapping startups. His accomplishments include four successful exits sold to publicly-traded Fortune 1000 companies, authorship of seven US patents, and an Ernst & Young Entrepreneur of the Year award. Mr. Camaisa was previously a director of snaploT, Inc., a self-service enabled clinical platform designed to create, launch, and manage clinical trials from January 2013 to September 2020. From August 2014 to May 2017, Mr. Camaisa was the CEO and Chairman of Parallel 6, Inc., a digital mobile/cloud software platform for managing pharmaceutical patient clinical trials. In 2005, Mr. Camaisa founded Anakam, Inc., a software security company for managing digital access to medical records, and also served as Anakam’s Chief Executive Officer from January 2005 to October 2010. Before beginning his career in business, Mr. Camaisa served eight years as a surface warfare officer in the US Navy. He graduated from the United States Naval Academy with a B.S. in Engineering, and also completed the Owner/President Management program at Harvard Business School. Mr. Camaisa is well qualified to serve as our director because of his extensive leadership experience serving as a director on the board of directors of other companies, including in the healthcare sector.

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

James A. Schoeneck. Mr. Schoeneck has been a director of Calidi since July 2020, he was appointed as the Chairman of the Board effective April 22, 2025. Mr. Schoeneck is also currently a member and Chairman of the Board at Fibrogen Inc (Nasdaq: FGEN) since April 2010, and also previously served as its Interim CEO from January 2019 to February 2020. From November 2015 to March 2018, Mr. Schoeneck was a director of Anaptysbio, Inc (Nasdaq: ANAB), a therapeutic antibody development company for severe disease. He was previous a director of the Board of Depomed, Inc. in 2007, and also served as its President and CEO from April, 2011 to March, 2017, and led Depomed’s transformation into a commercial specialty pharmaceutical company. From 2005 until 2011, he was CEO of BrainCells Inc, a privately-held biopharmaceutical company. Mr. Schoeneck’s diverse biotech experience further includes serving as CEO of ActivX BioSciences, Inc., a development-stage biotechnology company from 2003 to 2004, three years as President and CEO of Prometheus Laboratories Inc, a pharmaceutical and diagnostics product company, from 1999 to 2003, as well as three years from 1996 to 1999 as Vice President, Commercial and General Manager, Immunology, at Centocor Inc (now Janssen Biotech, Inc.). Mr. Schoeneck holds a B.S. in Education from Jacksonville State University. Mr. Schoeneck is well qualified to serve as our director based on the above qualifications, his executive management leadership, and his extensive experience in the biotechnology and pharmaceutical industry.

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

Involvement in Certain Legal Proceedings

Except as set forth below, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On April 20, 2025, Molecular Templates, Inc. (“MTEM”), and its affiliate, Molecular Templates OpCo, Inc., commenced chapter 11 cases as debtors in possession in voluntary proceedings under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time in the United States Bankruptcy Court for the District of Delaware. Dr. Poma, our Chief Executive Officer and Director, was chief executive officer of MTEM from February 2009 to December 2024.

Board Composition

Our business and affairs will be managed under the direction of our board of directors. Mr. Schoeneck serves as Chair of the board of directors. The primary responsibilities of the board of directors will be to provide oversight, strategic guidance, counselling and direction to our management. The board of directors of will meet on a regular basis and additionally as required.

In accordance with the terms of the Bylaws, the board of directors may establish the authorized number of directors from time to time by resolution. As of the date of this report, the board of directors consists of six (6) members.

In accordance with the Second Amended and Restated Certificate of Incorporation, the board of directors is divided into three classes, as nearly equal in number as possible and designated Class I, Class II and Class III. The current directors of Class I, Class II and Class III are as follows:

●	Eric E. Poma and Alan R. Stewart serve as the Class I directors, with the term of their directorship expiring at the stockholders’ annual meeting to be held in 2027;

●	George E. Peoples and James A. Schoeneck serve as the Class II directors, with the term of their directorship expiring at the stockholders’ annual meeting to be held in 2028;
●	Allan J. Camaisa and Scott Leftwich serve as the Class III directors, with the term of their directorship expiring at the stockholders’ annual meeting to be held in 2026.

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

Audit Committee

The audit committee consists of the following members: Alan R. Stewart and James A. Schoeneck. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairman of our audit committee is Alan R. Stewart. Our board of directors of directors has determined that James A. Schoeneck is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable listing standards. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his or her employment.

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

Compensation Committee

The compensation committee consists of the following members: James A. Schoeneck, Scott Leftwich and George E. Peoples. The chairman of our compensation committee is James A. Schoeneck. Our board of directors has determined that each member of the compensation committee satisfies the independence requirements under the listing standards of the NYSE, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of the following members: Scott Leftwich, James A. Schoeneck and Alan R. Stewart. The chairman of our nominating and corporate governance committee Scott Leftwich. Our board of directors has determined that each member of the nominating and corporate governance committee satisfies the independence requirements under the listing standards of the NYSE.

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

Insider Trading Policy

Included in our Code of Conduct is our Insider Information and Securities Trading Policy, or the Insider Trading Policy. The Insider Trading Policy is available at the investors section of our website at www.calidibio.com. No person who is aware of material, non-public information about Calidi may, directly or indirectly, buy or sell our securities or engage in another action to take advantage of such information. It is also against the law to trade or to “tip” others who might make an investment decision based on material, non-public information about Calidi.

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

Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the most recent fiscal year, we believe that all reports required by Section 16(a) for transactions in the fiscal year ended December 31, 2025, were timely filed except for the following due to administrative oversight: Form 4 filed one business days late on April 25, 2025 reporting the inducement grant of stock options to Dr. Poma on April 22, 2025; and the Form 4s filed two business days late on July 15, 2025 reporting the issuance of the respective non-qualified stock option grants of George E. Peoples, Alan R. Stewart, Scott Leftwich and James A. Schoeneck under the 2023 Plan on July 9, 2025.

ITEM 11 - EXECUTIVE COMPENSATION

Calidi Executive Officer and Director Compensation

The following disclosure concerns the compensation arrangements of Calidi’s named executive officers and directors for the fiscal year ended December 31, 2025 and December 31, 2024. Such disclosure should be read together with the compensation tables and related disclosures provided below and in conjunction with Calidi’s financial statements and related notes appearing elsewhere in this report. As an emerging growth company, Calidi has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act.

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, and paid to the named executive officers of Calidi for services rendered to Calidi in all capacities for the fiscal year ended December 31, 2025.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($)(1)	NON-QUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL ($)

Eric Poma	2025	358,038	—	267,969	—	47,891	673,898
Chief Executive Officer(3)
Allan J. Camaisa(4)	2025	148,846	80,000	—	—	753,816	982,662
Director, Former Chief Executive Officer and Chairman of the Board	2024	450,000	—	4,341	—	54,780	509,121
Andrew Jackson	2025	430,000	75,250	36,331	—	52,384	593,965
Chief Financial Officer	2024	430,000	—	42,805	—	44,075	516,880
Antonio F. Santidrian(5)	2025	399,004	70,000	42,384	—	65,606	576,994
Chief Scientific Officer and Head of Technical Operations	2024	363,000	—	21,239	—	55,198	439,437

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in Calidi’s consolidated financial statements. This calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 9 to Calidi’s consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized, if any, by the named executive officer upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	This column reflects the aggregate value of other categories of payment, consisting of costs of severance, paid time off payout, medical, dental, vision, life and disability insurance coverage, 401(k) match, lease guarantee payout (See Note 6), commuter reimbursement fees and cell phone plan costs, paid by Calidi.

(3)	Dr. Poma was appointed as the Chief Executive Officer effective April 22, 2025.

(4)	Mr. Camaisa resigned as Chief Executive Officer and Chairman of the Board of Directors effective April 21, 2025. Mr. Camaisa remains on the Board of Directors, but does not receive any additional compensation in his capacity as a Director. In connection with Mr. Camaisa’s resignation, we executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa. Pursuant to the Release Agreement, we are obligated to pay Mr. Camisa $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also pay Mr. Camisa COBRA premiums for 12 months, commencing May 2025. Mr. Camaisa shall also be entitled to receive a transition/consulting pay of $10,000 per month during the transition period. Included in “All Other Compensation” is $0.4 million related to Mr. Camaisa’s separation and transition payments.

(5)	Mr. Santidrian was appointed an executive officer on September 3, 2025.

Non-Equity Compensation

We seek to motivate and reward our named executive officers for achievements relative to our corporate goals and expectations for each fiscal year. Each of our named executive officers is eligible to receive an annual performance bonus payable in cash of up to 50% for Mr. Poma, up to 35% for Mr. Jackson, up to 35% for Mr. Santidrian and up to 35% for other executive officers, as approved by our board of directors from time to time based on the achievement of individual and company-wide annual performance goals as determined by our compensation committee.

Equity Incentive Plan

Prior to January 1, 2019, we adopted the 2016 Stock Plan (the “2016 Plan”) under which we were authorized to grant stock options, restricted stock, a stock appreciation right, or a restricted stock unit award. In June 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”) to replace the 2016 Plan. Other than the change of plan name and incorporation state, all the terms of the 2016 Plan were carried over into the 2019 Plan. In adopting the 2019 Plan, we terminated the 2016 Plan and may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2016 Plan; however, stock options issued under the 2016 Plan will continue to be in effect in accordance with their terms and the terms of the 2019 Plan, which are substantially the same terms as the 2016 Plan, until the exercise or expiration of the individual options awards. In connection with the Business Combination, we assumed the outstanding options granted under the 2019 Plan. Upon completion of the Business Combination on September 12, 2023, we adopted the 2023 Equity Incentive Plan (the “2023 Plan” or the “Incentive Plan”). Since only the outstanding options under the 2019 Plan were assumed, we may no longer grant any additional stock options or sell any stock under restricted stock purchase agreements under the 2019 Plan; however, stock options issued under the 2019 Plan will continue to be in effect in accordance with their terms and the terms of the 2023 Plan until the exercise or expiration of the individual options awards.

The 2019 Plan reserved the right for the Board of Directors as the administrator of the plan (the “Administrator”) to issue up to shares pursuant to 166,666 equity awards, which was increased to up to 212,500 in May 2022, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2019 Plan to our employees, directors, and consultants. As of December 31, 2024, the Administrator has not issued any Restricted Stock, RSUs, dividend equivalents awards, stock payment awards or SARs. Stock options remain as the sole outstanding type of award under the 2019 Plans.

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

The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 32,815 equity awards, which was increased to up to 282,815 in July 2025, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of December 31, 2025, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $1,112.40 per share to the then current fair value of $853.20 per share pursuant to an updated valuation report. The year ended December 31, 2025 includes a noncash compensation charge of approximately $62 thousand in connection with this repricing. The year ended December 31, 2024 included a noncash compensation charge of approximately $0.1 million in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification under ASC 718.

On September 12, 2023, upon closing of the FLAG Merger, the number of equity awards issued and available for grant were retrospectively adjusted pursuant to the conversion ratio of approximately 0.003. The mechanism of conversion resulted in the fair value of each option prior to the Closing equal to the fair value of each option after. All stock option activity presented in these statements has been retrospectively adjusted to reflect the conversion.

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

On August 4, 2025, we effected a 1-for-12 Reverse Stock Split. As a result, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by Calidi, and the number of shares of Common Stock reserved for future issuance under the 2023 Equity Incentive Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split.

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

Outstanding Equity Awards as of December 31, 2025

The following table sets forth certain information about equity awards granted to Calidi’s named executive officers that remained outstanding as of December 31, 2025.

	OPTION AWARDS
NAME	grant date	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($)		OPTION EXPIRATION DATE

Eric Poma	4/22/2025	—	60,534	5.63		4/22/2035
	9/03/2025	—	10,000	1.58		9/03/2035

Allan J. Camaisa (granted to AJC Capital, of which Mr. Camaisa is the sole member except for the grants on February 1, 2022, December 21, 2023 and June 17, 2024 which were granted to Mr. Camaisa individually)	7/01/2016	2,774	—	57.60		7/01/2026
	7/01/2016	3,468	—	72.12		7/01/2026
	7/01/2016	346	—	72.12		7/01/2026
	1/01/2017	3,468	—	72.12		1/01/2027
	1/01/2018	3,468	—	72.12		1/01/2028
	1/01/2019	3,468	—	72.12		1/01/2029
	1/01/2020	3,468	—	288.24		1/01/2030
	3/30/2021	867	—	288.24		3/30/2031
	12/02/2021	693	—	481.44		12/02/2031
	12/02/2021	867	—	481.44		12/02/2031
	2/01/2022	193	9	853.20	(1)	2/01/2032
	2/01/2022	320	14	853.20	(1)	2/01/2032
	12/21/2023	833	—	216.00		12/21/2033
	6/17/2024	159	174	25.80		6/17/2029

Andrew Jackson	6/17/2024	1,353	1,147	23.40		6/17/2034
	9/03/2025	—	30,000	1.58		9/03/2035

Antonio F. Santidrian	12/27/2019	72	—	288.24		12/27/2029
	4/15/2020	28	—	288.24		4/15/2030
	3/30/2021	130	—	288.24		3/30/2031
	6/17/2024	159	174	23.40		6/17/2034
	6/17/2024	553	363	23.40		6/17/2034
	9/03/2025	—	35,000	1.58		9/03/2035

(1)	On January 18, 2023, the $1,112.40 exercise price per share was adjusted to $853.20 per share pursuant to a January 2023 valuation and a repricing of certain stock options approved by Calidi’s Board of Directors. All vesting conditions remained unchanged.

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

Eric Poma, PhD. On April 22, 2025, we entered into an employment agreement with Eric Poma to serve as Chief Executive Officer. Dr. Poma has an annual base salary of $535,000 and is eligible to receive an annual bonus representing up to 50% of Dr. Poma’s base salary, subject to the approval of the Board of Directors. In addition, subject to approval by the Board of Directors, we agreed to grant Dr. Poma 60,534 incentive stock option to purchase Calidi common stock at an exercise price equal to the fair market value per share of our common stock on the date of grant (the “Stock Options”). Vesting of Stock Options will commence on the Effective Date (“Vesting Commencement Date”) and shall have a one (1) year cliff wherein 25% shall vest upon the one (1) year anniversary of the Vesting Commencement Date, and thereafter, 1/36th of the remaining shares subject to the Stock Options shall vest on the last day of each one month period of Dr. Poma’s service as an employee, so that all of the shares subject to the Stock Options shall be vested on the fourth (4th) anniversary of the Vesting Commencement Date.

Andrew Jackson. On October 25, 2023, we entered into an employment agreement with Andrew Jackson to serve as Chief Financial Officer, which became effective on October 30, 2023. Mr. Jackson has an annual base salary of $430,000 and is eligible to receive an annual bonus representing up to 35% of Mr. Jackson’s base salary, subject to the approval of the Board of Directors. In addition, subject to approval by the Board of Directors, we agreed to grant Mr. Jackson 2,500 incentive stock option to purchase Calidi common stock at an exercise price equal to the fair market value per share of our common stock on the date of grant (the “Stock Options”). Vesting of Stock Options will commence on the Effective Date (“Vesting Commencement Date”) and shall have a one (1) year cliff wherein 25% shall vest upon the one (1) year anniversary of the Vesting Commencement Date, and thereafter, 1/36th of the remaining shares subject to the Stock Options shall vest on the last day of each one month period of Mr. Jackson’s service as an employee, so that all of the shares subject to the Stock Options shall be vested on the fourth (4th) anniversary of the Vesting Commencement Date.

Antonio F. Santidrian, PhD. On September 1, 2021, we entered into an employment agreement with Antonio F. Santidrian to serve as Senior Vice President, Global Head of Research and Development. Dr. Santidrian has an annual base salary of $220,000 which will be increased to $280,000 upon Calidi raising a one-time lump sum of $10 million in capital or more. Dr. Santidrian is eligible to receive an annual bonus representing up to 30% of his base salary, subject to the approval of the Board of Directors.

On May 16, 2022, Dr. Santidrian’s employment agreement was amended to increase his annual base salary to $280,000.

On July 16, 2023, we entered into a new and superseding employment agreement with Dr. Santidrian to serve as Chief Scientific Officer. He will continue to receive an annual base salary of $280,000 which will increase to $363,000 upon Calidi completing Series B funding and Dr. Santidrian is eligible to receive an annual bonus representing up to 35% of his base salary, subject to the approval of the Board of Directors.

On January 30, 2025, we amended Dr. Santidrian’s employment contract with Dr. Santidrian to serve as Chief Scientific Officer and Head of Technical Operations. Dr. Santidrian’s annual base salary was increased to $400,000. All other terms and conditions remained the same.

Allan J. Camaisa. On September 1, 2021, we entered into an employment agreement with Allan J. Camaisa. Mr. Camaisa is entitled to an initial annual base salary of $29,120, which will be increased to an annual base salary of $410,000, in the event we complete a single capital raise of $10 million or more. Mr. Camaisa may also be eligible to receive an annual cash performance bonus under our bonus plan of up to 50% as approved from time to time by the board of directors pursuant to targets set by the compensation committee. Under his employment agreement, Mr. Camaisa also received an option to purchase 867 shares of the Company’s common stock and additional stock options may also be granted to him from time to time as determined by the board of directors. Such stock options shall have an exercise price equal to the “Fair Market Value” per share of the Company’s common stock on the date of grant and will be granted pursuant to the Company’s 2019 Equity Incentive Plan.

Effective February 1, 2022, Calidi and Mr. Camaisa entered into an updated employment agreement, which superseded the September 1, 2021 Camaisa Agreement (“Camaisa Updated Employment Agreement”). Under the Camaisa Updated Employment Agreement, Calidi increased Mr. Camaisa’s initial annual base salary to $31,200 (increased to $43,240 to comply with California non-exempt employee requirements) effective as of January 1, 2022. Under the Camaisa Updated Employment Agreement, Calidi recognized that from January 1, 2019, through December 31, 2019, Mr. Camaisa received a deferred annual base salary of $240,000 which has been paid from January 1, 2020, through January 31, 2022, Mr. Camaisa received a deferred annual base salary of $400,000 per year which has been paid; and effective February 1, 2022, Mr. Camaisa’s deferred base salary was increased to $450,000 and continued to accrue at that rate. Upon the completion the Business Combination, Mr. Camaisa’s annual base salary was adjusted to $450,000 and his accrued and unpaid deferred compensation was paid. Mr. Camaisa’s employment agreement also provides for certain severance benefits.

On April 22, 2025, in connection with the resignation of Mr. Camaisa as Chief Executive Officer, we executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa. Mr. Camaisa will continue to serve as a Class III director of the Company and will assume the title of “CEO Emeritus”. Pursuant to the Release Agreement, we are obligated to pay Mr. Camisa $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Mr. Camisa COBRA premiums for 12 months, commencing May 2025. Mr. Camaisa shall also be entitled to receive a transition/consulting pay of $10,000 per month during the transition period. Mr. Camaisa received $0.1 million consulting pay in 2025 and the consulting agreement was terminated effective December 31, 2025.

In October 2022, in order for us to secure and execute the San Diego Lease discussed in Note 11, Mr. Camaisa, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, we agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. Mr. Camaisa received $0.2 million during the fiscal year ended 2025 in connection with the lease guarantee.

Potential Payments Upon Termination or Change in Control

Pursuant to their respective employment agreements, each named executive officer is entitled to receive amounts described below upon a qualifying termination or Change in Control.

Eric Poma, PhD. Dr. Poma’s employment agreement may be terminated, in writing with at least thirty (30) days’ prior written notice, by the Company for or without cause or by Dr. Poma with or without good reason. If Dr. Poma’s employment is terminated without cause or he resigns with good reason, Dr. Poma will receive the following severance benefits, including but not limited to, his fully earned but unpaid base salary; nine (9) months’(“Severance Period”) pay at Dr. Poma’s monthly base salary rate, payable in a lump sum or in instalments subject to the Company’s discretion; and additional stock award acceleration under the circumstances described therein. In the event Dr. Poma’s employment is terminated without cause or he resigns with good reason following a change in control, the Severance Period shall be increased to 24 (twenty-four) months and the cash severance shall instead be paid in a lump sum. Such post-termination payments and benefits are conditioned on Dr. Poma’s execution and non-revocation of a general release of claims in favor of the Company.

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

Antonio F. Santidrian, PhD. Dr. Santidrian’s employment agreement may be terminated, in writing with at least thirty (30) days’ prior written notice, by the Company for or without cause or by Dr. Santidrian with or without good reason. If Dr. Santidrian’s employment is terminated without cause or he resigns with good reason, Dr. Santidrian will receive the following severance benefits, including but not limited to, his fully earned but unpaid base salary; six (6) months’(“Severance Period”) pay at Dr. Santidrian’s monthly base salary rate, payable in a lump sum or in instalments subject to the Company’s discretion; and additional stock award acceleration under the circumstances described therein. In the event Dr. Santidrian’s employment is terminated without cause or he resigns with good reason following a change in control, the Severance Period shall be increased to 12 (twelve) months and the cash severance shall instead be paid in a lump sum. Such post-termination payments and benefits are conditioned on Dr. Santidrian’s execution and non-revocation of a general release of claims in favor of the Company.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by Calidi during the fiscal year ended December 31, 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, nor earn any benefits under, a nonqualified deferred compensation plan sponsored by Calidi during the fiscal year ended December 31, 2025.

Benefits

Each of the named executive officers is eligible to participate in Calidi’s standard employee benefit plans and programs.

401(k) Plan

We maintain a 401(k) plan intended to qualify as a tax-qualified plan under Section 401 of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. The 401(k) plan provides that each participant may contribute up to the lesser of 100% of his or her compensation or the statutory limit, which was $23,500 for calendar year 2025. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. Effective January 1, 2023, the 401(k) plan was changed to a safe harbor plan under which we will make safe harbor contributions equal to 100% of a participant’s elective deferral, not to exceed 4% of compensation.

Other Benefits

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees.

We generally have not provided perquisites or personal benefits except in limited circumstances, and except as set forth above under “Summary Compensation Table,” we did not provide any perquisites or personal benefits to our named executive officers in fiscal year ended December 31, 2025.

2025 Non-Employee Director Compensation

The following table sets forth information concerning the compensation of non-employee directors earned or paid for services rendered to Calidi for the year ended December 31, 2025. Mr. Camaisa also served as our director. Mr. Camaisa’s compensation as named executive officer is set forth above under “Summary Compensation Table.”

NAME	FEES EARNED OR PAID IN CASH	OPTION AWARDS (1)	RESTRICTED STOCK UNITS	TOTAL
James A. Schoeneck	$81,042	$81,976	$—	$163,018
Scott Leftwich(2)	53,750	68,313	—	122,063
George E. Peoples	46,250	68,313	—	114,563
Alan R. Stewart	58,750	68,313	—	127,063
Total	$239,792	$286,915	$—	$526,707

(1)	This column reflects the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions we used in valuing options are described in Note 9 to our consolidated financial statements included in this report. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Certain fees earned by Mr. Leftwich prior to January 1, 2021 totaling $0.6 million (see Notes 6 and 12) were deferred and paid in January 2025 and excluded from the table above.

	NUMBER OF SHARES SUBJECT TO OUTSTANDING OPTIONS AS OF DECEMBER 31, 2025	NUMBER OF SHARES SUBJECT TO OUTSTANDING RESTRICTED STOCK UNITS AS OF DECEMBER 31, 2025
Scott Leftwich	18,719	—
James A. Schoeneck	18,662	—
Alan R. Stewart	13,544	—
George E. Peoples	13,364	—

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

Exchange Stock Options

As a result of the Business Combination, all outstanding options to purchase Calidi stock were assumed by the Company and the Assumed Options are currently exercisable for newly issued shares of common stock of Calidi, subject to the terms of their applicable plan and agreement pursuant to which to original options were granted. As such each Assumed Option is subject to the terms and conditions set forth in the Calidi Equity Plan (except any references therein to Calidi or Calidi Common Stock will instead mean our common stock, and except for any other terms that are rendered inoperative by the Transactions). Each Assumed Option has the right to acquire a number of shares of our common stock equal to (as rounded down to the nearest whole number) the product of (A) the number of shares of Calidi Common Stock which the Calidi Option had the right to acquire immediately prior to the Effective Time, multiplied by (B) the Conversion Ratio; (ii) have an exercise price equal to (as rounded up to the nearest whole cent) the quotient of (A) the exercise price of the Calidi Option (in U.S. Dollars), divided by (B) the Conversion Ratio; and is subject to the same vesting schedule as the applicable Calidi Option. As of December 31, 2026, there were 43,425 Assumed Options issued and outstanding under the 2019 Plan.

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

Share Reserve. Subject to Sections 2.6 and 21 in the Incentive Plan, the total number of shares of Common Stock (the “Shares”) reserved and available for grant and issuance pursuant to the Incentive Plan is 282,815 (comprised of 32,815 Shares, which is equal to 10% of the issued and outstanding shares of Calidi determined as of immediately after the closing of the Merger and 250,000 Shares approved at Calidi’s Annual Meeting of Shareholders held on July 9, 2025).

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

Incentive Stock Option Limit. No more than 250,000 shares of Calidi’s Common Stock may be issued under the Incentive Plan upon the exercise of ISOs.

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

Share Reserve. The maximum number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was to be set by the New Calidi Board at a number that represents approximately 2.0% of New Calidi’s issued and outstanding Common Stock immediately after the closing of the Business Combination (after giving effect to the Redemption) or such lesser amount as determined by the Board at such time. The number of shares of New Calidi Common Stock available for issuance under the 2023 ESPP upon it becoming effective could not exceed 32,815. The number of shares of New Calidi Common Stock that may be issued under the 2023 ESPP was set by the New Calidi Board at 32,815. Shares subject to purchase rights granted under the 2023 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2023 ESPP.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the accompanying footnotes sets forth information regarding the beneficial ownership of shares of Common Stock of the Company as of March 20, 2026 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock on March 20, 2026;

●	each of the Company’s executive officers and directors; and

●	all executive officers and directors of the Company as a group.

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

The beneficial ownership information below is based on an aggregate of approximately 10,895,725 shares (excluding 150,000 Non-Voting Common Stock held in escrow) of Common Stock issued and outstanding as of March 20, 2026.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned securities.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock**
Executive Officers and Directors:
Eric Poma(2)	65,133	*
Allan J. Camaisa(3)	105,317	1.0
Andrew Jackson(4)	6,562	*
Antonio Santidrian(5)	3,596	*
Scott Leftwich(6)	292,613	2.7
Alan R. Stewart(7)	13,901	*
James A. Schoeneck(8)	188,149	1.7
George E. Peoples(9)	11,359	*
All Executive Officers and Directors as a Group (eight individuals)	661,630	5.9
5% Shareholders:
Gavrilov Ognian Anguelov(10)	700,000	6.4

*	Less than one percent (1%).

**	Based on 10,895,725 shares of common stock outstanding as of March 20, 2026, which excludes 150,000 Non-Voting Common Stock held in escrow which may be issued upon achieving certain share price hurdles and includes shares issuable within sixty (60) days to the following entities or individuals respectively.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Calidi Biotherapeutics, Inc., 4475 Executive Drive, Suite 200, San Diego, California 92121.

(2)	Includes (i) 25,000 shares of Common Stock held by Eric Poma, (ii) 15,133 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Poma, and (iii) 25,000 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Poma.
(3)	Includes (i) 6,394 shares of Common Stock held by Allan Camaisa, (ii) 1,563 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Camaisa, (iii) 3,915 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Camaisa, (iv) 22,887 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by AJC Capital, LLC (“AJC”), (v) 19,860 shares of Common Stock held by AJC, and (vi) 50,698 shares of Common Stock held by Jamir Trust. Mr. Camaisa is the sole managing member and owner of AJC and the sole trustee of Jamir Trust; as such, Mr. Camaisa may be deemed to have beneficial ownership of the Common Stock held by AJC and Jamir Trust.
(4)	Includes (i) 2,500 shares of Common Stock held by Andrew Jackson, (ii) 1,562 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Jackson, and (iii) 2,500 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Jackson.
(5)	Includes (i) 2,524 shares of Common Stock held by Antonio Santidrian, and (ii) 1,072 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Santidrian.
(6)	Includes (i) 130,650 shares of Common Stock held by Scott Leftwich, (ii) 16,815 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Leftwich, (iii) 129,167 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by Mr. Leftwich, (iv) 14,672 shares of Common Stock held by SECBL, LLC (“SECBL”), and (v) 1,309 shares of Common Stock held by WEBCL, LLC (“WEBCL”). Mr. Leftwich is the managing member of SECBL and WEBCL; as such, Mr. Leftwich may be deemed to have beneficial ownership of the common stock held by SECBL and WEBCL.
(7)	Includes (i) 2,416 shares of Common Stock held by Alan Stewart and (ii) 11,485 shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by Mr. Stewart.
(8)	Includes (i) 76,134 shares of Common Stock held by James Schoeneck, (ii) 16,376 shares of Common Stock issuable upon exercise of vested options within sixty (60) day held by Mr. Schoeneck, (iii) 347 shares of Common Stock held by Mr. Schoeneck and his wife, (iv) 8,033 shares of Common Stock held by the James & Cynthia Schoeneck Family Trust, of which Mr. Schoeneck is a trustee, and (v) 87,259 shares of Common Stock issuable upon exercise of warrants within sixty (60) days held by the James & Cynthia Schoeneck Family Trust, of which Mr. Schoeneck is a trustee. As such, Mr. Schoeneck may be deemed to have shared voting, investment and dispositive power with respect to the shares held by the James & Cynthia Schoeneck Family Trust. Mr. Schoeneck disclaims beneficial ownership of these shares except to the extent of his pecuniary interest, if any, therein.
(9)	Includes shares of Common Stock issuable upon exercise of vested options within sixty (60) days held by George Peoples.
(10)	Based on the Schedule 13D filed by Gavrilov Ognian Anguelov on March 9, 2026. Mr. Anguelov’s address is 2315 Capitol Avenue, Sacramento, CA 95816.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since January 1, 2021, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Related Party	Description of investment or transaction	December 31, 2025	December 31, 2024
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	—	2,702
Director F and relative of Officer A	Accounts payable and accrued expenses(2)	—	30
Director F	Severance accrual(3)	195	—
Director D	Severance accrual(4)	—	434
Director A	Advisory services included in accrued expenses(5)	—	18
Director F	Lease guaranty(6)	14	186
Director A	Other liabilities(7)	—	638
Director F and Director A	Warrant liability(8)	8	9
Relative of Officer A	Loan payable(9)	—	223
Officer G	Severance accrual(10)	65	—
Officer A	Severance accrual(11)	158	—
Company A related to Director G	Accounts payable and accrued expenses(12)	130	—

(1)	As of December 31, 2024, related party term note payable amounts due to Directors A and E totaled $2.7 million. See Note 7 in our consolidated financial statements for further details.
(2)	Amounts owed to Director F and the relative of Officer A as of December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses. Legal fees incurred to a relative of Officer A were approximately $48 thousand and $38 thousand for the years ended December 31, 2025 and 2024, respectively.
(3)	On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.2 million is outstanding as of December 31, 2025. Director F shall also be entitled to receive transition and consulting pay of $10,000 per month during the transition period. The agreement terminated on December 31, 2025 and $0.1 million was expensed under the agreement.
(4)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits.
On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which included a severance accrual and accrued interest as of December 31, 2024 (see Note 11 in our consolidated financial statements). The lump sum payment and accrued interest was settled in January 2025.
(5)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A received an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were settled in January 2025.

(6)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of December 31, 2025 and December 31, 2024, the amounts shown in the table above represent the present value, including accrued interest as of the period shown, of approximately $14,000 and $0.2 million, respectively, payment due to Director F upon the release or termination of the Guaranty, which is included in non-current operating lease right-of-use liability. The amount due to Director F was partially settled in April 2025.
(7)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was paid in January 2025 (see Note 11). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum. The deferred compensation and advisory fees were settled in January 2025.
(8)	See Note 8 in our consolidated financial statements for disclosures around Warrants.
(9)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which bears interest at 12%. The loan was settled in full in January 2025.
(10)	On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and is obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. As of December 31, 2025, $0.1 million of severance pay and related benefits were included in related party accrued expenses and other liabilities.
(11)	On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and is obligated to pay to Officer A i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of December 31, 2025, $0.2 million of severance pay and related benefits were included in related party accrued expenses and other liabilities.
(12)	On December 13, 2024, the Company executed a Master Services Agreement with Company A, related to Director G, to engage Company A for contract research organization (“CRO”) services and other clinical development services. As part of the Master Services Agreement, the Company is obligated to pay to Company A i) all reimbursable expenses, and (ii) all undisputed invoiced amounts for services. As of December 31, 2025, the Company accrued $0.1 million due to Company A, included in related party accounts payable and accrued expenses. Furthermore, during the year ended December 31, 2025, the Company incurred $0.6 million in expenses related to services from Company A.

Director Independence

In connection with the appointment of the directors to the committees, the board of directors undertook a review of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, the board of directors determined that none of the directors, other than Mr. Camaisa, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors is “independent” as that term is defined under the NYSE listing standards. In making these determinations, the board of directors of considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the board of directors deems relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions described in this section.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor

For the fiscal years ended December 31, 2025 and 2024, the Company’s independent public accounting firm was CBIZ CPAs P.C. (“CBIZ”) and Marcum LLP (“Marcum”), respectively.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed by our Independent Registered Public Accounting Firm, for the fiscal years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Audit fees(1)	$451	$461
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$451	$461

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	CBIZ did not provide us with tax compliance, tax advice or tax planning services.

(4)	All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories. No such fees were incurred during the fiscal years ended December 31, 2025 or 2024.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

The following financial statements of Calidi Biotherapeutics, Inc. and Report of CBIZ CPAs P.C., independent registered public accounting firm, are included in this report:

(2) Financial Statement Schedules: All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) The following exhibits are filed as part of this Report

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 20, 2025 (incorporated herein by reference to Exhibit 1.1 to Form S-1 filed with the SEC on August 15, 2025).

1.2	Underwriting Agreement, dated March 6, 2026 (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the SEC on March 11, 2026).

2.1	Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 9, 2023).

2.2	Amendment No. 1, dated as of February 9, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 10, 2023).

2.3	Amendment No. 2, dated as of June 16, 2023, to Agreement and Plan of Merger, dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., FLAG Merger Sub, Inc., Calidi, First Light Acquisition Group, LLC and Allan Camaisa (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 23, 2023).

3.1	Second Amended And Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 19, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 19, 2023).

3.3	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 1, 2024).

3.4	First Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 15, 2024).

3.5	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 7, 2025).

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant, dated September 9, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on August 24, 2021).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 19, 2023).

4.4	Amendment to Warrant Agreement dated September 12, 2023, among Calidi Biotherapeutics, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.4 to Form 8-K filed on September 19, 2023).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 to Form S-1 filed on January 29, 2024).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Form S-1 filed on February 7, 2024).

4.7	Form of Common Stock Purchase Warrant (Convertible Note) (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 1, 2024).

4.8	Form of Global Warrant Certificate (incorporated by reference to Exhibit 4.13 to Form 8-K filed on April 19, 2024).

4.9	Form of New Series D Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 31, 2024).

4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 4, 2024).

4.11	Common Stock Purchase Warrant, dated as of July 28, 2024 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 29, 2024).

4.12	Form of the Series E Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 24, 2024).

4.13	Form of the Series F Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 24, 2024).

4.14	Form of the Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 24, 2024).

4.15	Form of the Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on November 15, 2024).

4.16	Form of the Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 10, 2025).

4.17	Form of the Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2025).

4.17	Form of the Series G Common Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 1, 2025).

4.18	Form of the Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 1, 2025).

4.19	Form of the Series H Common Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 10, 2025).

4.20	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.21 to Form S-1 filed with the SEC on August 15, 2025).

4.21	Form of Series I Common Warrant (incorporated herein by reference to Exhibit 4.20 to Form S-1 filed with the SEC on August 15, 2025).

4.22	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.22 to Form S-1 filed with the SEC on August 15, 2025).

4.23	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 11, 2026).

4.24	Form of Series J Common Warrant (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the SEC on March 11, 2026).

4.25	Form of Series K Common Warrant (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the SEC on March 11, 2026).

4.26	Form of Series L Common Warrant (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed with the SEC on March 11, 2026).

4.27	Form of Series Representative Warrant (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed with the SEC on March 11, 2026).

4.28	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.6 to Form 8-K filed with the SEC on March 11, 2026).

10.1	Form of Voting and Lock-Up Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 9, 2023).

10.2	Sponsor Agreement dated as of January 9, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 9, 2023).

10.3	Form of Amended and Restated Registration Rights Agreement, dated as of September 12, 2023, by and among First Light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and related parties (incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 9, 2023).

10.4	Calidi Biotherapeutics, Inc. 2023 Equity Incentive Plan (incorporated by reference to Annex G to the Proxy Statement/Prospectus dated August 4, 2023).

10.5	Calidi Biotherapeutics, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Annex H to the Proxy Statement/Prospectus dated August 4, 2023 ).

10.6†	License Agreement, dated June 7, 2021, by and among Calidi and Northwestern University. (incorporated by reference to Exhibit 10.6 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.7†	License Agreement, dated July 22, 2021, by and among Calidi and University of Chicago (incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.8	Collaboration Agreement, dated April 9, 2020, by and among Calidi and Personalized Stem Cells, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.9	Employment Agreement, dated February 1, 2022, by and among Calidi and Allan Camaisa (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.10†	License Agreement, dated October 14, 2021, by and among Calidi and Northwestern University (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.11	Securities Purchase Agreement, dated June 16, 2023, by and among Calidi, Jackson Investment Group, LLC and Calidi Cure, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.12	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Jackson Investment Group, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.13	Share Transfer Agreement, dated June 16, 2023, by and among First Light Acquisition Group, Inc., Calidi Cure, LLC and Metric Finance Holdings I, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.14	Series B Preferred Stock Investors’ Rights Agreement, dated June 16, 2023, by and among Calidi and the Investors party thereto (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form S-4 filed on August 1, 2023).

10.15	Voting and Lock-Up Agreement, dated June 16, 2023, by and among Calidi, First Light Acquisition Group, Inc. and Jackson Investment Group, LLC (incorporated by reference to Annex E-2 to the Proxy statement/Prospectus dated August 4, 2023).

10.16	Form of Amendment No. 1, dated as of April 12, 2023, to the Voting Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi and certain equity holders of Calidi Biotherapeutics, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2023).

10.17	Amendment No. 1, dated as of June 16, 2023, to the Sponsor Agreement, dated as of January 9, 2023, by and among First light Acquisition Group, Inc., Calidi, First Light Acquisition Group, LLC, Metric Finance Holdings I, LLC and certain parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 23, 2023).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to Form 8-K filed on September 19, 2023).

10.19	Escrow Services Agreement, dated September 12, 2023, between Equiniti Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.21 to Form 8-K filed on September 19, 2023).

10.20	Forward Purchase Agreement (incorporated by reference Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.21	FPA Funding Amount PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 29, 2023)

10.22	Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 29, 2023)

10.23	Non-Redemption Agreement (incorporated by reference Exhibit 10.1 to Form 8-K filed on August 31, 2023)

10.24	Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 31, 2023)

10.25	New Money PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 31, 2023)

10.26	Forward Purchase Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 31, 2023)

10.27	Forward Purchase Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 31, 2023)

10.28	Forward Purchase Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 31, 2023)

10.29	FPA Funding Amount PIPE Subscription Agreement (incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 31, 2023)

10.30	FPA Funding Amount PIPE Subscription Agreement (incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 31, 2023)

10.31	FPA Funding Amount PIPE Subscription Agreement (incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 31, 2023)

10.32	Share and Warrant Cancellation Agreement (incorporated by reference to Exhibit 10.31 to Form 8-K filed on September 19, 2023).

10.33	Standby Equity Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 12, 2023)

10.34	Employment Agreement, dated October 25, 2023 by and between Calidi and Andrew Jackson (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 30, 2023).

10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.38 to Form S-1/A filed on April 15, 2024)

10.36	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.39 to Form S-1 filed on January 29, 2024)

10.37	Convertible Promissory Note Purchase Agreement dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2024).

10.38	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 1, 2024).

10.39	Settlement Agreement dated March 8, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 12, 2024)

10.40	Form of Convertible Promissory Note ($2,000,000) (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 12, 2024).

10.41	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 31, 2024)

10.42	Loan Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2024)

10.43	Promissory Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 8, 2024)

10.44	Subscription Agreement, dated as of July 28, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 29, 2024).

10.45	Form of the Scientific and Medical Advisory Board Consulting Agreement dated July 28, 2024, by and among Calidi Biotherapeutics, Inc. and Dr. Ronald Rigor (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 29, 2024).

10.46	Form of the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 24, 2024).

10.47	Form of the Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 24, 2024).

10.48	Form of the Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2024).

10.49	Form of the Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 10, 2025).

10.50	Form of the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2025).

10.51	Form of the Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 1, 2025).

10.52	General Release of Claims and Transition Agreement by and between the Company and Allan Camaisa dated April 21, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 23, 2025).

10.53	Executive Employment Agreement by and between the Company and Eric Poma dated April 22, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 23, 2025).

10.54	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 10, 2025).

10.55	General Release of Claims and Transition Agreement by and between the Company and Dr. Boris Minev dated August 8, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 14, 2025).

10.56	Form of Warrant Agency Agreement (incorporated herein by reference to Exhibit 4.23 to Form S-1 filed with the SEC on August 15, 2025).

10.57	General Release of Claims and Separation Agreement by and between the Company and Wendy Pizarro Campbell dated September 17, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 19, 2025).

10.58	Consultation Agreement by and between the Company and Wendy Pizarro Campbell effective October 18, 2025 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 19, 2025).

10.59†	Stock Repurchase Agreement dated October 27, 2025 (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 31, 2025).

10.60	Material Purchase Agreement dated October 27, 2025 (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on October 31, 2025).

10.61	Form of Warrant Agency Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 11, 2026).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on September 19, 2023).

16.1	Letter from Marcum LLP to the SEC, dated May 2, 2025 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on May 2, 2025).

21.1*	Subsidiaries of the Company

23.1*	Independent Registered Public Accounting Firm’s Consent of Marcum LLP

23.2*	Independent Registered Public Accounting Firm’s Consent of CBIZ CPAs P.C.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 15, 2024).

99.1	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 19, 2023).

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to Form 8-K filed on September 19, 2023).

99.3	Audit Committee Charter (incorporated by reference to Exhibit 99.4 to Form 8-K filed on September 19, 2023).

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	To be filed by amendment.
†	Pursuant to item 601(b)(10) of Regulation S-K, certain information has been excluded because it is both not material and the type of information that the registrant treats as private or confidential. The Company agrees to furnish, on a supplemental basis, a complete unredacted copy of such exhibit to the Securities and Exchange Commission upon request.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIDI BIOTHERAPEUTICS, INC.

March 27, 2026	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Poma	Chief Executive Officer	March 27, 2026
Eric Poma	(Principal Executive Officer)

/s/ Andrew Jackson	Chief Financial Officer	March 27, 2026
Andrew Jackson	(Principal Financial and Accounting Officer)

/s/ Allan J. Camaisa	Director	March 27, 2026
Allan J. Camaisa

/s/ Alan R. Stewart	Director	March 27, 2026
Alan R. Stewart

/s/ James A. Schoeneck	Director	March 27, 2026
James A. Schoeneck

/s/ Scott Leftwich	Director	March 27, 2026
Scott Leftwich

/s/ George E. Peoples	Director	March 27, 2026
George E. Peoples

CALIDI BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Calidi Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Calidi Biotherapeutics, Inc. (the “Company”) as of December 31, 2025 , the related consolidated statements of operations, comprehensive loss, total equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, California

March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Calidi Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Calidi Biotherapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, total equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor from 2022 to 2025

Costa Mesa, California

March 31, 2025 (except for the effects of the reverse stock-split described in Note 1, as to which the date is August 15, 2025)

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$5,600	$9,591
Prepaid expenses and other current assets	656	636
Total current assets	6,256	10,227
NONCURRENT ASSETS
Machinery and equipment, net	781	869
Operating lease right-of-use assets, net	1,682	2,934
Other noncurrent assets	138	152
TOTAL ASSETS	$8,857	$14,182
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$595	$2,072
Related party accounts payable	18	2
Accrued expenses and other current liabilities	1,276	1,858
Related party accrued expenses and other current liabilities	530	480
Term notes payable, net of discount, including accrued interest	—	251
Related party term notes payable, net of discount, including accrued interest	—	2,702
Related party bridge loan payable, including accrued interest	—	223
Related party other current liability	—	638
Finance lease liability, current	111	66
Operating lease right-of-use liability, current	1,405	1,204
Total current liabilities	3,935	9,496
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	277	1,845
Finance lease liability, noncurrent	171	145
Promissory note	600	600
Warrant liability	107	119
Related party warrant liability	8	9
TOTAL LIABILITIES	5,098	12,214
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 7,217 and 1,730 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Additional paid-in capital	145,392	123,277
Accumulated other comprehensive loss, net of tax	(13)	(28)
Accumulated deficit	(141,621)	(121,715)
Total stockholders’ equity	3,759	1,534
Noncontrolling interest	—	434
Total equity	3,759	1,968
TOTAL LIABILITIES AND TOTAL EQUITY	$8,857	$14,182

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
OPERATING EXPENSES
Research and development	$(9,737)	$(8,878)
General and administrative	(10,503)	(12,898)
Total operating expense	(20,240)	(21,776)
Loss from operations	(20,240)	(21,776)
OTHER INCOME (EXPENSES), NET
Interest expense	(131)	(372)
Interest expense – related party	(76)	(561)
Change in fair value of other liabilities and derivatives	1	285
Change in fair value of other liabilities and derivatives – related party	1	39
Grant income	50	181
Gain on sale of investment in Nova Cell	244	—
Other income, net	103	9
Total other income (expenses), net	192	(419)
LOSS BEFORE INCOME TAXES	(20,048)	(22,195)
Income tax provision	(15)	(14)
NET LOSS	$(20,063)	$(22,209)
Net loss attributable to noncontrolling interest	(157)	(66)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(19,906)	(22,143)
Deemed dividend on warrants	(5,673)	(1,671)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(25,579)	(23,814)
Net loss per share; basic and diluted	$(5.95)	$(35.70)
Weighted average common stock shares outstanding; basic and diluted	4,302	667

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2025	2024
NET LOSS	$(20,063)	$(22,209)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	15	19
COMPREHENSIVE LOSS	$(20,048)	$(22,190)
Comprehensive loss attributable to noncontrolling interest	(157)	(66)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,891)	$(22,124)

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	1,730,051	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	534,265	—	3,201	—	—	3,201	—	3,201
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	416,667	—	3,607	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	277,084	—	3,423	—	—	3,423	—	3,423
Issuance of common stock through August Public Offering	1,922,764	1	5,767	—	—	5,768	—	5,768
Exercise of pre-funded warrants	1,759,500	—	5	—	—	5	—	5
Issuance of common stock through July Inducement Offer, net of financing costs	549,596	—	4,004	—	—	4,004	—	4,004
Issuance of common stock for Reverse Stock Split fractional shares	25,029	—	—	—	—	—	—	—
Restricted stock unit shares released	2,038	—	—	—	—	—	—	—
Sale of investment in Nova Cell	—	—	—	—	—	—	(277)	(277)
Stock-based compensation	—	—	2,108	—	—	2,108	—	2,108
Foreign currency translation adjustments	—	—	—	15	—	15	—	15
Net loss	—	—	—	—	(19,906)	(19,906)	(157)	(20,063)
Balance at December 31, 2025	7,216,994	$1	$145,392	$(13)	$(141,621)	$3,759	$—	$3,759

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2023	296,019	$—	$91,384	$(47)	$(99,572)	$(8,235)	$—	$(8,235)

Issuance of common stock in lieu of cash for services	14,589	—	369	—	—	369	—	369
Issuance of common stock in lieu of cash for SEPA commitment fee	1,157	—	81	—	—	81	—	81
Issuance of common stock to Calidi stockholders as result of Merger	132	—	—	—	—	—	—	—
Financing fees	—	—	(327)	—	—	(327)	—	(327)
Issuance of common stock and pre-funded warrants through April Public Offering, net of financing costs	110,271	—	4,822	—	—	4,822	—	4,822
Issuance of common stock per Convertible Note conversion	176,731	—	3,071	—	—	3,071	—	3,071
Issuance of common stock through May Inducement Offer, net of financing costs	89,151	—	1,818	—	—	1,818	—	1,818
Exercise of common stock warrants	256,886	—	4,803	—	—	4,803	—	4,803
Exercise of pre-funded warrants	16,375	—	2	—	—	2	—	2
Issuance of restricted stock units for liability settlement	—	—	133	—	—	133	—	133
Issuance of common stock and warrants for legal settlement	1,667	—	308	—	—	308	—	308
Issuance of common stock for Reverse Stock Split fractional shares	6,621	—	—	—	—	—	—	—
Issuance of common stock and warrants per subscription agreement	58,235	—	1,000	—	—	1,000	—	1,000
Issuance of common stock and warrants for registered direct offering	170,834	—	1,631	—	—	1,631	—	1,631
Issuance of common stock through At the Market Offering	158,355	—	3,063	—	—	3,063	—	3,063
Issuance of common stock through November Public Offering, net of financing	369,823	—	6,662	—	—	6,662	—	6,662
Investment in Nova Cell	—	—	1,500	—	—	1,500	500	2,000
Restricted stock unit shares released	3,205	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,957	—	—	2,957	—	2,957
Foreign currency translation adjustments	—	—	—	19	—	19	—	19
Net loss	—	—	—	—	(22,143)	(22,143)	(66)	(22,209)
Balance at December 31, 2024	1,730,051	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968

The accompanying notes are an integral part of these consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,063)	$(22,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,651	1,535
Amortization of debt discount and financing costs	—	45
Stock-based compensation	2,108	2,957
Change in fair value of other liabilities and derivatives	(2)	(324)
Gain on sale of investment in Nova Cell	(244)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42)	1,801
Accounts payable	(1,328)	(628)
Accrued expenses and other current liabilities	(1,993)	(1,854)
Operating lease right of use liability	(1,380)	(1,017)
Net cash used in operating activities	(21,293)	(19,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(120)	(16)
Cash disposed in sale of investment in Nova Cell	(50)	—
Net cash used in investing activities	(170)	(16)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	9,883	13,946
Proceeds from warrant inducement financing	4,136	2,140
Proceeds from registered direct offering	3,503	—
Proceeds from at the market offering	3,268	3,119
Proceeds from exercise of pre-funded warrants	5	2
Repayment of financing lease obligations	(90)	(82)
Repayment of principal on term notes payable	(200)	(300)
Repayment of principal on related party bridge loan payable	(200)	—
Payment of financing costs	(846)	(1,554)
Repayment of principal on related party term notes payable	(2,000)	—
Proceeds from issuance of noncontrolling interest in Nova Cell	—	2,000
Proceeds from issuance of convertible notes payable	—	3,000
Related party proceeds from issuance of loan payable	—	200
Proceeds from issuance of promissory note	—	600
Proceeds from issuance of common stock and warrants per subscription agreement	—	1,000
Proceeds from exercise of common stock warrants	—	4,803
Repayment of convertible note payable	—	(1,500)
Payment of debt issuance costs	—	(9)
Net cash provided by financing activities	17,459	27,365
Effect of exchange rate changes on cash	14	(13)
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(3,990)	7,642
CASH AND RESTRICTED CASH BALANCE:
At beginning of the year	9,809	2,167
At end of the year	$5,819	$9,809
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,265	$140
Cash paid for income taxes	$17	$14
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrants	$5,673	$1,671
Machinery and equipment acquired through financing leases	$152	$—
Financing fees included in accounts payable and accrued liabilities	$27	$(91)
Issuance of common stock per conversion of convertible note	$—	$3,071
Issuance of convertible note for legal settlement	$—	$1,500
Issuance of common stock in lieu of cash for services	$—	$289
Related party issuance of common stock in lieu of cash for services	$—	$80
Issuance of common stock and warrants for legal settlement	$—	$308
Debt discount on Convertible Notes	$—	$109
Issuance of common stock in lieu of cash for SEPA commitment fee	$—	$81
Issuance of restricted stock units for liability settlement	$—	$133

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

The Company is a biotechnology company that is pioneering the development of targeted therapies with the potential to deliver genetic medicines to distal sites of disease. The Company’s proprietary RedTail platform features an engineered enveloped oncolytic virus designed for systemic delivery and targeting of metastatic sites. This advanced enveloped technology is intended to shield the virus from immune clearance, allowing virotherapy to effectively reach tumor sites, induce tumor lysis, and deliver potent genetic medicine(s) to metastatic locations.

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

All references to share and per share amounts for all periods presented in the consolidated financial statements have been retrospectively restated to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $141.6 million at December 31, 2025. During the year ended December 31, 2025, the Company used $21.3 million in cash for operating activities. As of December 31, 2025, the Company had cash of $5.6 million and restricted cash of $0.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future.

Management estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and does not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management plans to raise additional capital through public or private equity or debt financings to fulfill its operating and capital requirements for at least 12 months from the date of the issuance of the financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Risks and Uncertainties

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect the Company’s operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the year ended December 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada, and Redtail Biopharma, Inc. (“Redtail”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting certain parts of the SNV1 clinical enabling activities in Australia. Nova Cell’s primary operating activities were expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Redtail’s primary operating activities will be to expand on the Company’s systemic antitumor virotherapies. Both Nova Cell and Redtail were incorporated in May 2024. As of December 31, 2025, the Company no longer has an investment in Nova Cell. Redtail has had no activity to date.

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

Prior to October 27, 2025, the Company owned 75% of Nova Cell’s fully-diluted capitalization, with the remaining 25% owned by a related party investor (see Note 8). Under the rules of determining whether an entity was a VIE, the Company has a controlling financial interest and is deemed to be the primary beneficiary of Nova Cell and therefore consolidated Nova Cell’s financial statements. Since the Company owns less than 100% of Nova Cell, the Company recorded net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. The Deferred Consideration is fully constrained until underlying uncertainties are resolved, such that a significant reversal of cumulative consideration will not occur in future periods. Thus, the Company has not recognized any Deferred Consideration as of December 31, 2025. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

The accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, comparable companies or transactions, liquidity events, determination of fair value of financial instruments under the fair value option of accounting, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, assumptions used to value common stock, debt and debt-like instruments, warrants, and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash	$5,600	$9,591
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	119	118
Total cash and restricted cash as shown in the consolidated statements of cash flows	$5,819	$9,809

Machinery and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation, and includes assets purchased under financing leases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of 3 to 5 years. For equipment purchased under financing leases, the Company depreciates the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from 3 to 5 years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred, whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is reflected in the Company’s consolidated statements of operations.

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

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the consolidated balance sheets, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate commensurate with the lease term, based on the information available at commencement date, in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount within “Depreciation and amortization” on the consolidated statements of cash flows.

Finance leases are included in machinery and equipment, and in finance lease liability, current and noncurrent, in the consolidated balance sheets. The Company discloses the amortization of finance ROU assets within “Depreciation and amortization” on the consolidated statements of cash flows.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

The Company evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and accounts for common stock warrants as liabilities if the warrant requires net cash settlement, or gives the holder the option of net cash settlement, or it otherwise does not meet other equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement, or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, are initially measured at fair value on the grant date, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recorded and presented under change in fair value of other liabilities and derivatives or change in fair value of other liabilities and derivatives – related party, as applicable, in the consolidated statements of operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes option-pricing model (“Black-Scholes model”), which includes Level 3 inputs.

Debt Issuance Costs

Debt issuance costs incurred to obtain debt financings are deferred and are amortized over the term of the debt using the effective interest method for all debt financings in which the fair value option has not been elected. Debt issuance costs on debt financings in which the fair value option is not elected are recorded as a reduction to the carrying value of the debt and are amortized to interest expense or interest expense – related party, as applicable, in the consolidated statements of operations.

For any debt financing in which the Company has elected the fair value option, any debt issuance costs associated with the debt financing are immediately recognized in interest expense in the consolidated statements of operations and are not deferred.

Revenue Recognition

To date, the Company has not generated any revenues from commercial products. The Company analyzes its research collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement are within the scope of other accounting literature.

If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers, by applying the following five-step model: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct within the context of the contract; (iii) determination of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when, or as, performance obligations are satisfied.

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

The Company recognizes revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, deferred revenue will be classified in current liabilities. Revenue recognized, if any, prior to contractual billings made to the customer, and if the Company expects to have an unconditional right to receive consideration in the next twelve months, these contractual assets are included in other current assets in the Company’s consolidated balance sheets. As of December 31, 2025, and December 31, 2024, there are no deferred revenue or contractual assets recorded.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized, if any. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is not aware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation for the year ended December 31, 2025 and 2024. The Company is currently unaware of any tax issues under review.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax (“CAMT”) on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. The Company does not expect the CAMT will have a material impact to its consolidated income tax provision (see Note 10).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA included various provisions with multiple effective dates, including, but not limited to, immediate expensing of domestic research and development expenditures and provision for immediate expensing of machinery and equipment purchases. The OBBBA did not have a material impact on the Company’s results of operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2025. The Company’s ability to utilize their net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

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

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that the Company has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income, net, on the Company’s consolidated statements of operations when the related research and developments expenses are incurred.

During the year ended December 31, 2025 and 2024, the Company recognized approximately $50,000 and $0.2 million, respectively, in grant income in the accompanying consolidated statements of operations. The Company drew $3.1 million in funds based on the operational milestones defined in the grant.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including compensation-related expenses for research and development personnel, preclinical and clinical activities, costs of manufacturing, overhead expenses including facilities and laboratory expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation and amortization.

Upfront and annual license payments related to acquired technologies or technology licenses which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense in the period in which they are incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and compensation-related expenses for personnel in executive, finance and accounting, operations, and administrative functions. General and administrative expenses also include fees for legal, patent prosecution, legal settlements, consulting, accounting and audit services as well as insurance, outside service providers, direct and allocated facility-related costs and depreciation and amortization.

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. For the year ended December 31, 2025 and 2024, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

Foreign Currency Transaction Gains and Losses

For transactions denominated in currencies other than the U.S. dollar, the Company recognizes foreign currency transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The Company’s foreign currency transaction gains and losses are principally generated by intercompany transfers to StemVac denominated in Euros to pay for the research and development activities performed by StemVac under an intercompany development agreement with the Company. Furthermore, the Company’s foreign currency transaction gains and losses include intercompany transfers to Calidi Australia denominated in AUD to pay for the research and development activities performed by Calidi Australia. These foreign currency remeasurement gains and losses are included in other income, net, and were insignificant for all periods presented.

Stock-Based Compensation

The Company recognizes compensation expense related to employee option grants and restricted stock grants, if any, in accordance with ASC 718, Compensation — Stock Compensation.

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally, and unless otherwise specified, the Company grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options provided under Staff Accounting Bulletin, Topic 14 (“SAB Topic 14”), as necessary. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common stock shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, earnout shares, stock option awards, restricted stock units, and contingently issuable warrants were antidilutive.

As the Company reported a net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per share of Common Stock for the years ended December 31, 2025 and 2024, because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024
Warrants for common stock	5,026	911
Employee stock options	278	77
Earnout shares	150	150
Restricted stock units	—	2
Contingently issuable warrants(1)	—	—
Total common stock equivalents	5,454	1,140

(1)	The contingently issuable warrants were not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2024, as the number of dilutive shares is based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved. As of December 31, 2025, the contingency was resolved in full and there were no contingently issuable warrants outstanding.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the following individuals:

●	Chief Executive Officer
●	Chief Financial Officer
●	Chief Scientific Officer and Head of Technical Operations

The Company views its operations and manages its business as a single reportable segment whose operations include the research, development and commercialization efforts of platforms to potentiate oncolytic virus therapies on a consolidated basis, as further described in Note 1. The Company manages its Research and Development (“R&D”) activities on a consolidated basis. The Company expects to generate future income from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of the Company’s products.

Net loss is the measure of segment profit or loss used by the CODM in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the consolidated statements of operations and comprehensive loss. The CODM does not evaluate its reportable segment using asset or liability information.

The following table presents selected financial information with respect to the Company’s single operating segment for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
OPERATING EXPENSES
Salaries and benefits	$(9,561)	$(10,249)
Insurance	(801)	(1,442)
Legal	(1,324)	(1,951)
Consulting	(2,059)	(1,578)
Rent and maintenance	(2,358)	(2,136)
Clinical & research and development	(1,760)	(1,353)
Depreciation expense	(386)	(402)
Change in fair value of other liabilities and derivatives	2	324
Other segment items (1)	(1,801)	(3,408)
Income tax provision	(15)	(14)
NET LOSS	$(20,063)	$(22,209)

(1)	Other segment items primarily include interest expense, grant income, office expenses, marketing expenses, gain on sale of investment in Nova Cell, and other income, net.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025, on a prospective basis. The adoption of this guidance did not have a significant impact on the Company’s financial statements, other than disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. These amendments are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from global reference rate reform. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods The Company is currently evaluating the impact of adopting ASU 2025-07.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in money market accounts	$219	—	—	219
Total assets, at fair value	$219	—	—	219
Liabilities:
Public Warrants	$99	—	—	99
Private Warrants	—	16	—	16
Total warrant liabilities, at fair value	$99	16	—	115

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in money market accounts	$218	$—	$—	$218
Forward Purchase Agreement Derivative Asset included in other noncurrent assets	—	—	11	11
Total assets, at fair value	$218	$—	$11	$229
Liabilities:
Public Warrants	$110	$—	$—	$110
Private Warrants	—	18	—	18
Total warrant liabilities, at fair value	$110	$18	$—	$128

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the year ended December 31, 2025 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2025	$(11)	$110	$18
Change in fair value	11	(11)	(2)
Balance at December 31, 2025	$—	$99	16

The following table presents the changes in fair value of valued instruments for the years ended December 31, 2024 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private warrants, at fair value
Balance at January 1, 2024	$(230)	$575	$96
Change in fair value	219	(465)	(78)
Balance at December 31, 2024	$(11)	$110	18

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of December 31, 2025 and December 31, 2024, accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation	$884	$1,344
Accrued vendor and other expenses	922	994
Accrued expenses and other current liabilities	$1,806	$2,338

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of December 31, 2025 and December 31, 2024, prepaid expenses and other current assets were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$120	$99
Prepaid insurance	302	288
Other	234	249
Prepaid expenses and other current assets	$656	$636

5. Machinery and Equipment, net

As of December 31, 2025 and December 31, 2024, machinery and equipment, net, was comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Machinery and equipment	$2,575	$2,224
Accumulated depreciation	(1,794)	(1,355)
Machinery and equipment, net	$781	$869

Depreciation and amortization expense amounted to approximately $0.4 million for the year ended December 31, 2025 and 2024.

6. Related Party Transactions

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	December 31, 2025	December 31, 2024
Director A and Director E	Current term notes payable, net of discount, including accrued interest(1)	—	2,702
Director F and relative of Officer A	Accounts payable and accrued expenses(2)	—	30
Director F	Severance accrual(3)	195	—
Director D	Severance accrual(4)	—	434
Director A	Advisory services included in accrued expenses(5)	—	18
Director F	Lease guaranty(6)	14	186
Director A	Other liabilities(7)	—	638
Director F and Director A	Warrant liability(8)	8	9
Relative of Officer A	Loan payable(9)	—	223
Officer G	Severance accrual(10)	65	—
Officer A	Severance accrual(11)	158	—
Company A related to Director G	Accounts payable and accrued expenses(12)	130	—

(1)	As of December 31, 2024, related party term note payable amounts due to Directors A and E totaled $2.7 million. See Note 7 for further details.

(2)	Amounts owed to Director F and the relative of Officer A as of December 31, 2024, for reimbursable expenses; in addition, amounts owed to a relative of Officer A for certain legal fees, included in accounts payable and accrued expenses. Legal fees incurred to a relative of Officer A were approximately $48 thousand and $38 thousand for the years ended December 31, 2025 and 2024, respectively.

(3)	On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to our regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.2 million is outstanding as of December 31, 2025. Director F shall also be entitled to receive transition and consulting pay of $10,000 per month during the transition period. The agreement terminated on December 31, 2025 and $0.1 million was expensed under the agreement.

(4)	On February 1, 2022, the Company appointed a then current board member (Director D referenced above), George K. Ng, as President and Chief Operating Officer of the Company under an Employment Agreement (the “Ng Agreement”). Under the Ng Agreement, Mr. Ng was entitled to a base annual salary of $0.5 million and a signing bonus of $0.3 million, payable in three equal monthly installments. Mr. Ng was eligible for standard change in control and severance benefits.

On June 23, 2023, the Company entered into a Separation and Release Agreement with Mr. Ng which included a severance accrual and accrued interest as of December 31, 2024 (see Note 11). The lump sum payment and accrued interest was settled in January 2025.

(5)	On April 1, 2022, the Company entered into an Advisory Agreement with Scott Leftwich (Director A referenced above), for providing certain strategic and advisory services. Director A received an advisory fee of $9,166 per month not to exceed $0.1 million per annum, accrued and payable upon the Company raising $10 million or more in equity proceeds, as defined in the Advisory Agreement. The Advisory Agreement terminated on August 31, 2023. The accrued advisory fees were settled in January 2025.

(6)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of December 31, 2025 and December 31, 2024, the amounts shown in the table above represent the present value, including accrued interest as of the period shown, of approximately $14,000 and $0.2 million, respectively, payment due to Director F upon the release or termination of the Guaranty, which is included in non-current operating lease right-of-use liability. The amount due to Director F was partially settled in April 2025.

(7)	In August 2023, the Company entered into an agreement with Director A for deferred compensation including advisory fees for $0.5 million, which was paid in January 2025 (see Note 11). The $0.5 million note bore interest at 24% through August 12, 2024, at which time the note was amended and replaced with an interest rate of 14% per annum. The deferred compensation and advisory fees were settled in January 2025.

(8)	See Note 8 for disclosures around Warrants.

(9)	In January 2024, the Company entered into a loan agreement with a relative of Officer A for a loan payable for $0.2 million, which bears interest at 12%. The loan was settled in full in January 2025.

(10)	On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and is obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. As of December 31, 2025, $0.1 million of severance pay and related benefits were included in related party accrued expenses and other liabilities.

(11)	On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and is obligated to pay to Officer A i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of December 31, 2025, $0.2 million of severance pay and related benefits were included in related party accrued expenses and other liabilities.

(12)	On December 13, 2024, the Company executed a Master Services Agreement with Company A, related to Director G, to engage Company A for contract research organization (“CRO”) services and other clinical development services. As part of the Master Services Agreement, the Company is obligated to pay to Company A i) all reimbursable expenses, and (ii) all undisputed invoiced amounts for services. As of December 31, 2025, the Company accrued $0.1 million due to Company A, included in related party accounts payable and accrued expenses. Furthermore, during the year ended December 31, 2025, the Company incurred $0.6 million in expenses related to services from Company A.

7. Debt

The Company’s outstanding debt obligations as of December 31, 2025 and 2024, including related party components, are as follows (in thousands):

	December 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$90	$690
Less: current portion of long-term debt			(90)
Long-term debt, net of current portion			$600

	December 31, 2024
	Unpaid Balance	Accrued Interest	Net Carrying Value
Term notes payable	$2,200	$753	$2,953
Bridge loan payable	200	23	223
Promissory note	600	45	645
Total debt	$3,000	$821	$3,821
Less: current portion of long-term debt			(3,221)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts as of December 31, 2025 are as follows (in thousands):

Year Ending December 31:
2026	—
2027	600
2028 and thereafter	—
Plus: accrued interest	90
Total debt	$690

The following discussion includes a description of the Company’s outstanding debt as of December 31, 2025 and 2024. The weighted average interest rate related to the Company’s outstanding debt was approximately 15% and 14.4% as of December 31, 2025 and 2024, respectively. Interest expense related to the Company’s outstanding debt totaled approximately $0.1 million and $0.7 million for the year ended December 31, 2025 and 2024, respectively, which is reported within other income, net, in the consolidated statements of operations.

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

During the year ended December 31, 2024, the Company settled in cash $0.3 million of principal of 2023 Term Notes plus accrued interest. On December 23, 2024, the Company executed a debt amendment on $1.0 million of the 2023 Term Notes, which modified the repayment terms commencing on February 1, 2025, such that the Company will pay the holder, a related party, $0.1 million each month until the 2023 Term Notes’ principal and interest are fully paid. The principal shall continue accruing interest of 14% per annum until fully paid.

As of December 31, 2024, the interest rate was 14% per annum for a total principal of $1.2 million and 18% per annum for a total principal of $0.2 million, respectively. As of December 31, 2024, the total carrying value, including accrued interest and net of debt discount, was $1.9 million.

As of December 31, 2025, the total outstanding principal and accrued interest of the 2023 Term Notes of $1.4 million was fully paid in accordance with the agreement and was no longer outstanding.

2024 Bridge Loan

On January 19, 2024, the Company received approximately $0.2 million in aggregate proceeds from the issuance of certain bridge loans (the “2024 Bridge Loan”), which mature one year from the issuance date and bear simple interest of 12% per annum. As consideration for the 2024 Term Loans, the Company issued an aggregate of 75 shares of restricted common stock to the Lender.

As of December 31, 2024, the total carrying value of the 2024 Bridge Loan, including accrued interest and net of debt discount, was $0.2 million which was settled in full in January 2025. As of that date, the 2024 Bridge Loan was no longer outstanding.

Convertible Promissory Notes

On January 26, 2024, the Company entered into a convertible promissory note purchase agreement (the “2024 Purchase Agreement”) with an Accredited Investor (the “Investor”) for a loan in the principal amount of $1.0 million (the “2024 Convertible Note Loan”). In connection with the Convertible Note Loan, the Company issued a one-year convertible promissory note evidencing the aggregate principal amount of $1.0 million under the Loan, which accrues at a 12% simple interest rate per annum (the “2024 Convertible Note”).

On April 18, 2024, pursuant to the April Public Offering, the Company’s $1.0 million convertible note, inclusive of outstanding principal and accrued interest, was automatically converted into shares of Common Stock Units, with terms identical to those sold in the April Public Offering. As of that date, the convertible note was no longer outstanding.

Promissory Note Loan Agreement

On July 1, 2024, the Company entered into a Loan Agreement with a third party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 (the “Promissory Note”), which bears a simple interest rate at 15% per annum and matures on the third calendar year from July 1, 2024 (the “Maturity Date”) unless due earlier due to an event of a default. The Company agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date.

As of December 31, 2025 and 2024, the total carrying value of the promissory note, including accrued interest, was $0.7 million and $0.6 million, respectively.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of December 31, 2025 and December 31, 2024, there were 7,216,994 and 1,730,051 shares of common stock issued and outstanding, respectively, and 150,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

As of December 31, 2025 and 2024, common stock reserved for future issuance consisted of the following:

	December 31, 2025	December 31, 2024
Common stock warrants outstanding	5,026,613	910,299
Common stock options issued and outstanding	277,822	77,245
Restricted stock units vested and unreleased	—	2,039
Shares available for future issuance under the 2023 Equity Incentive Plan	96,497	7,409
Shares reserved under the 2023 Employee Stock Purchase Plan	32,815	32,815
	5,433,747	1,029,807

April 2024 Public Offering

On April 18, 2024, in connection with the April Public Offering, the Company sold an aggregate of 110,271 Common Stock Units and 16,375 Pre-Funded Warrant (“PFW”) Units at an effective combined purchase price of $48.00 per Common Stock Unit or PFW Unit.

Each Common Stock Unit consists of: (i) one share of the Company’s voting common stock, (ii) a Series A warrant to purchase one share common stock, (iii) a Series B warrant to purchase one Series B Unit, with each Series B Unit consisting of (a) one share of common stock and (b) a Series B-1 Warrant to purchase one share of common stock, and (iv) a Series C warrant to purchase one Series C Unit, with each Series C Unit consisting of (a) one share of common stock and (b) a Series C-1 Warrant to purchase one share of common stock. See further warrant details per each issued series below.

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

The Company issued Ladenburg Thalmann & Co. Inc. (“Ladenburg”), acting as the “Placement Agent”, common stock warrants to purchase up to 6,333 shares of common stock. See further warrant details below.

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

The Company issued Ladenburg, acting as the “Placement Agent”, common stock warrants to purchase up to 4,458 shares of common stock. See further warrant details below.

Subscription Agreement

On July 26, 2024, the Board of Directors of the Company approved a Subscription Agreement dated July 28, 2024 with an accredited investor, a related-party (the “Investor”). Pursuant to the Agreement, the Company sold to the Investor and the Investor purchased, (i) 58,235 shares of Common Stock at a purchase price of $17.172 per share; and (ii) warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $22.80, for an aggregate purchase price of $1.0 million.

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, (the “Investor”) into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2024 Reverse Stock Split and 2025 Reverse Stock Split.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. As of December 31, 2025, no Deferred Consideration has been recognized, and the full amount remains constrained until underlying uncertainties are resolved. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

At The Market Offering

On October 11, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Ladenburg, under which the Company may, from time to time, in its sole discretion, issue and sell through Ladenburg, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, initially having an aggregate offering price of up to $5.1 million. Pursuant to the Sales Agreement, Ladenburg may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Ladenburg will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company (including any price or size limits or other customary parameters or conditions the Company may impose).

The Company will pay Ladenburg a cash commission of 3% of the aggregate gross sales proceeds of shares sold through Ladenburg under the Sales Agreement. The Company also agreed to reimburse Ladenburg for certain specified expenses, including the fees and disbursements of its counsel, in an amount not to exceed $50,000, in addition to certain ongoing disbursements of its legal counsel up to $7,500 in connection with diligence bring downs.

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share, issuable under the Sales Agreement from $5.1 million to $11.2 million by filing a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the year ended December 31, 2025, the Company sold 534,265 shares of common stock for gross proceeds of approximately $3.4 million under the Sales Agreement.

October 2024 Public Offering

On October 23, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers, (i) in a registered direct offering, 170,836 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $12.00 per share, and (ii) in a concurrent private placement, Series E common stock purchase warrants to purchase up to 170,836 shares of Common Stock (the “Series E Common Warrants”) and Series F common stock purchase warrants to purchase up to 170,836 shares of Common Stock (the “Series F Common Warrants” and together with the Series E Common Warrants, the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “Transactions.”

The closing of the Transactions took place on October 24, 2024. The gross proceeds from the Transactions were approximately $2.1 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants or common stock warrants issued to the Placement Agent (defined below).

The shares of common stock were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the Securities and Exchange Commission on October 10, 2024.

The Company issued Ladenburg, acting as the “Placement Agent”, common stock warrants to purchase up to 8,542 shares of common stock. See further warrant details below.

November 2024 Confidentially Marketed Public Offering (CMPO)

On November 14, 2024, the Company conducted a CMPO with Ladenburg acting as the “Placement Agent”, pursuant to which the Company agreed to issue in a public offering 369,823 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $20.28 per share. The gross proceeds from the offering, which closed on November 15, 2024, were approximately $7.5 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of common stock were offered by the Company pursuant to a shelf-registration statement on Form S-3 (File No. 333-282456), which was declared effective by the Securities and Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 18,492 shares of common stock. See further warrant details below.

January 2025 Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company conducted a CMPO Agreement with Ladenburg acting as the “Placement Agent”, pursuant to which the Company agreed to issue and sell in a public offering 416,667 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $10.20 per Share. The gross proceeds from the offering, which closed on January 10, 2025, were approximately $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of common stock were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the Securities and Exchange Commission on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 20,834 shares of common stock. See further warrant details below.

March 2025 Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered direct offering, 277,084 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $7.80 per Share, (ii) pre-funded warrants (“PFW”) to purchase up to an aggregate of 227,334 shares of Common Stock at a purchase price of $7.788 per Pre-funded Warrant and an exercise price of $0.001 per share (the “Pre-funded Warrant Shares” or the “PFW Shares”) and (iii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 504,417 shares of common stock (the “Series G Warrants” or the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “March Registered Direct Offering and Concurrent Private Placement.”

The Shares, the PFW, and the PFW Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), which was declared effective by the Securities and Exchange Commission on February 7, 2025. The Series G Warrants were issued in a concurrent private placement and without registration under the Securities Act, and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The Company issued Ladenburg, acting as the “Placement Agent”, common stock warrants to purchase up to 25,221 shares of common stock. See further warrant details below.

July 2025 Warrant Inducement Offer

On July 9, 2025, the Company entered into a warrant inducement offer agreement (the “July Warrant Inducement Offer”) with seven holders of the Company’s existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the July Warrant Inducement Offer, such warrant holders immediately exercised some, or all, of their respective outstanding Existing Warrants to purchase an aggregate of 549,596 shares of the Company’s common stock, at a reduced exercise price of $8.40, for total gross proceeds of approximately $4.6 million, prior to deducting placement agent fees and offering expenses. Note that Ladenburg acted as the “Placement Agent” in the July Warrant Inducement Offer.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 549,587 shares of common stock. See further warrant details below. The Company filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the Securities and Exchange Commission on July 25, 2025.

August 2025 Public Offering

On August 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative of the various underwriters (the “Representative”), in connection with the issuance and public sale offering of various securities (the “August Public Offering”), including: (i) 1,922,764 common stock units (“Common Stock Unit”), which includes the 450,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option and (ii) 1,528,000 pre-funded warrant units (“Pre-Funded Unit”), resulting in gross proceeds of approximately $6.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses. The August Public Offering closed on August 21, 2025

Each Common Stock Unit consists of (i) one share of common stock of the Company, par value $0.0001, and (ii) one Series I warrant to purchase one share common stock, and each Pre-Funded Unit consists of (i) one pre-funded warrant to purchase one share common stock, and (ii) one Series I warrant to purchase one share common stock. Each Common Stock Unit was sold to the public at a price of $2.00 per Common Stock Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit. See further warrant details below.

The Common Stock Units and Pre-Funded Units were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333- 289670), which was declared effective by the Securities and Exchange Commission on August 20, 2025.

In connection with the August Public Offering, the Company also issued to the Representative (or its designees) certain warrants (the “Representative Warrants”) to purchase up to 172,538 shares of common stock. See further warrant details below.

Warrants

As of December 31, 2025 and 2024, the Company had outstanding warrants to purchase 5,026,613 and 910,299 shares of common stock, respectively, consisting of the following:

	December 31, 2025	December 31, 2024	Exercise Price	Issuance date	Expiration date
Private Warrants to purchase Common Stock(1)	15,938	15,938	$1,380.00	September 12, 2023	September 12, 2028
Public Warrants to purchase Common Stock(2)	95,834	95,834	$1,380.00	September 12, 2023	September 12, 2028
Warrants to purchase Restricted Shares	3,334	3,334	$158.40	February 21, 2024	February 21, 2029
Warrants to purchase Restricted Shares	50,000	50,000	$22.80	July 28, 2024	July 28, 2027
Placement Agent Warrants to purchase Common Stock	6,333	6,333	$79.20	April 18, 2024	April 18, 2029
Placement Agent Warrants to purchase Common Stock	4,458	4,458	$45.00	June 3, 2024	June 3, 2029
Placement Agent Warrants to purchase Common Stock	8,542	8,542	$15.00	October 24, 2024	April 24, 2030
Placement Agent Warrants to purchase Common Stock	18,492	18,492	$25.35	November 15, 2024	May 15, 2030
Placement Agent Warrants to purchase Common Stock	20,834	—	$12.75	January 10, 2025	January 10, 2030
Placement Agent Warrants to purchase Common Stock	25,221	—	$9.75	March 31, 2025	March 31, 2030
Representative Warrants to purchase Common Stock	172,538	—	$3.00	August 21, 2025	August 21, 2030
Series A Warrants to purchase Common Stock(3)	54,308	87,643	$18.24	April 18, 2024	April 18, 2029
Series B Warrants to purchase Common Stock(4)	—	57,451	$18.24	April 18, 2024	April 18, 2025
Series B-1 Warrants to purchase Common Stock(5)	1,442	22,276	$18.24	June 3, 2024	June 3, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	16,667	$18.24	July 19, 2024	July 19, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	8,334	$18.24	July 22, 2024	July 22, 2029
Series B-1 Warrants to purchase Common Stock(5)	—	16,251	$18.24	November 13, 2024	November 13, 2029
Series C-1 Warrants to purchase Common Stock(6)	17,918	59,586	$18.24	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,167	4,167	$18.24	August 8, 2024	August 7, 2029
Series C-1 Warrants to purchase Common Stock(6)	4,168	4,168	$18.24	August 16, 2024	August 15, 2029
Series D Warrants to purchase Common Stock(7)	18,318	89,153	$18.24	June 3, 2024	December 3, 2029
Series E Warrants to purchase Common Stock(8)	—	170,836	$13.56	October 24, 2024	April 24, 2026
Series F Warrants to purchase Common Stock(8)	—	170,836	$13.56	October 24, 2024	April 24, 2030
Series G Warrants to purchase Common Stock	504,417	—	$8.34	March 31, 2025	September 30, 2032
Series H Warrants to purchase Common Stock	549,587	—	$8.40	July 10, 2025	January 10, 2031
Series I Warrants to purchase Common Stock	3,450,764	—	$2.00	August 21, 2025	August 21, 2030
	5,026,613	910,299

(1)	The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

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

The accounting treatment of derivative financial instruments in accordance with ASC 815 requires that the Company record a derivative liability upon the closing of the FLAG Merger (see Note 2).

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

During the year ended December 31, 2025, Series A warrants to purchase 33,335 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.3 million.

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

The outstanding Series B warrants to purchase 57,451 shares of common stock expired in April 2025. As of December 31, 2025, no Series B warrants remained outstanding.

(5)

During the year ended December 31, 2024, Series B-1 warrants to purchase 27,082 shares of common stock were exercised at $18.24 per share and the Company received gross proceeds of approximately $0.5 million.

During the year ended December 31, 2025, Series B-1 warrants to purchase 62,086 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.5 million.

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

During the year ended December 31, 2025, Series C-1 warrants to purchase 41,668 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.4 million.

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

During the year ended December 31, 2025, Series D warrants to purchase 70,835 shares of common stock were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received gross proceeds of approximately $0.6 million.

(8)	During the year ended December 31, 2025, Series E warrants and Series F warrants to purchase 341,672 shares of common stock each were exercised at a reduced exercise price of $8.40 per share through the July Inducement Offer and the Company received total gross proceeds of approximately $2.8 million.

During the year ended December 31, 2025, Series G pre-funded warrants to purchase 227,334 shares of common stock were exercised at $0.012 per share for gross proceeds of approximately $3,000, and Series I pre-funded warrants to purchase 1,528,000 shares of common stock were exercised at $0.001 per share for gross proceeds of approximately $1,500. As such, no Series G pre-funded warrants or Series I pre-funded warrants were outstanding as of December 31, 2025.

The following table summarizes the Company’s aggregate warrant activity for the year ended December 31, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	910,299	$185.16	3.63
Issued	6,478,695
Exercised	(2,304,930)
Expired	(57,451)
Outstanding at December 31, 2025	5,026,613	$34.97	4.79

The following table summarizes the Company’s aggregate warrant activity for the year ended December 31, 2024.

	Number of Warrants (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2024	111,772	$1,380.00	4.72
Issued	1,176,804
Exercised	(350,222)
Converted into Common Stock	(28,055)
Outstanding at December 31, 2024	910,299	$185.16	3.63

9. Stock-Based Compensation

Equity Incentive Plans

Upon completion of the Business Combination on September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or by the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”) to issue up to 32,815 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815. Awards may be granted under the 2023 Plan to our employees, directors, and consultants. As of December 31, 2025, the Administrator has issued RSUs and stock options under the 2023 Plan.

Under the 2023 Plan, Awards may vest and thereby become exercisable, subject to forfeiture restrictions, (1) on the date of grant, (2) in periodic installments, (3) upon the attainment of performance goals, or (4) upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2023 Plan including, but not limited to, the exercise price, grant price, or purchase price, any reload provision, any restrictions or limitations on the Award, any schedule for lapse of forfeiture restrictions or restrictions on the exercisability of an Award, and accelerations or waivers thereof as the Administrator, in its sole discretion may determine.

No Awards may be granted under the 2023 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

On July 15, 2024 and August 4, 2025, the Company effected a 1-for-10 Reverse Stock Split and a 1-for-12 Reverse Stock Split, respectively. As a result of each respective Reverse Stock Split, proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of common stock reserved for future issuance under the Company’s 2023 Plan. All stock option activity presented in these statements has been retrospectively adjusted to reflect the Reverse Stock Split.

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”), which became effective on the consummation of the FLAG Merger. Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There have been no issuances of common stock under the 2023 ESPP to date.

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

Generally, options vest over four years and will be exercisable only while the optionee remains an employee, director or consultant, or during the three months thereafter, but in the case of the termination of an optionee’s services due to death or disability, the period for exercising a vested option shall be extended to the earlier of twelve months after termination or the expiration date of the option.

Employee Benefit Plans Securities Registration Statement

On October 1, 2024, the Company filed a Registration Statement on Form S-8, which includes a Reoffer Prospectus which may be used for reoffers and resales of shares of the Company. The Reoffer Prospectus covers the shares issuable to the holders pursuant to awards granted by the Company under the 2023 Plan. The Company will not receive any proceeds from the sale of the shares offered by the Reoffer Prospectus.

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands, except weighted averages):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	77	$220.92	5.67	$5
Options granted	217	4.23
Options exercised	—
Options forfeited or cancelled	(17)	252.37
Outstanding at December 31, 2025	277	$49.57	8.39	$—
Exercisable at December 31, 2025	78	$160.73	5.54	$—

Restricted Stock Units

A summary of the 2023 Plan restricted stock unit (RSU) activity and related information follows (in thousands, except weighted average grant date fair value):

	Number of Units Outstanding	Weighted Average Grant-Date Fair Value
Balance at January 1, 2025	2	$13.80
Vested and released	(2)	13.80
Balance at December 31, 2025	—	$—

The Company recorded stock-based compensation expense in the following categories on the accompanying consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$426	$751
General and administrative	1,682	2,206
Total stock-based compensation expense	$2,108	$2,957

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $1,112.40 per share to the then current fair value of $853.20 per share pursuant to an updated valuation report. For each of the years ended December 31, 2025 and 2024, the Company recorded a noncash compensation charge of approximately $0.1 million in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of December 31, 2025, the total unamortized stock-based compensation expense related to stock options was approximately $0.8 million, expected to be amortized over an estimated weighted average life of 1.9 years. The weighted-average estimated fair value of stock options with service-conditions granted during the year ended December 31, 2025 and 2024 was $3.11 and $17.28 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Expected volatility	87.84%	85.63%
Risk-free interest rate	3.93%	4.21%
Expected option life (in years)	5.78	5.64
Expected dividend yield	0.0%	0.0%

The Company does not recognize deferred income taxes for incentive stock option compensation expense and records a tax deduction only when a disqualified disposition has occurred.

10. Income Taxes

Income/(Loss) before provision for income taxes consisted of the following for the year ended December 31, 2025 and 2024 (in thousands):

	2025	2024
United States	$(20,100)	$(22,215)
International	52	20
Loss before provision for income taxes	$(20,048)	$(22,195)

The income tax expense (benefit) by jurisdiction for the year ended December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Current:
Federal	$—	$—
State and local	1	—
Foreign	14	14

Total current	$15	$14

Deferred:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Total deferred	—	—
Total tax expense	$15	$14

Since inception, the Company has incurred net operating losses primarily for U.S. federal and state income tax purposes and has not reflected any benefit of such net operating loss carryforwards for any periods presented herein. For the year ended December 31, 2025 and 2024, no U.S. provision or benefit for income taxes was recorded and an insignificant amount of German provision for income taxes was recorded as presented on the consolidated statements of operations.

A reconciliation of the benefit for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to loss before income taxes for the year ended December 31, 2025, after the adoption of ASU 2023-09, is as follows (in thousands, except for percentages):

	2025
	Amount	Percent
U.S. Federal statutory tax rate	$(4,210)	21%
State tax, net of federal income tax effect(1)	1	—%
Enactment of new tax laws	—	—%
Effect of cross-border tax laws	—	—%
Tax credits	(299)	2%
Change in valuation allowance	3,519	(17)%
Nontaxable or non-deductible items
Non-deductible expenses	30	—%
Stock based compensation	121	(1)%
Worldwide changes in unrecognized tax benefits	342	(2)%
Other
Deferred tax adjustments	139	(1)%
Non-controlling interest	348	(2)%
Other	10	—%
Foreign tax effects
Germany
Foreign employee stock based compensation	11	—%
Rate differential	(4)	—%
Other	1	—%
Australia
Rate differential	(1)	—%
Change in valuation allowance	7	—%
Effective income tax rate	$15	—%

(1)	California contributes to the majority (greater than 50%) of the tax effect in this category for 2025.

The Company adopted ASC 2023-09 on a prospective basis. A reconciliation of the benefit for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to loss before income taxes for the year ended December 31, 2024, before the adoption of ASU 2023-09, is as follows:

2024
Computed tax benefit at U.S. federal statutory tax rate	21%
Permanent differences	—%
State tax benefit	7%
Stock based compensation	(3)%
Other permanent differences	(1)%
Change in valuation allowance	(25)%
Research and development credit	—%
Change in fair value of debt	1%
Stock issuance cost	—%
Acquired startup costs	—%
—%

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds received, were as follows (in thousands):

Year Ended December 31, 2025
Federal taxes	$—
State and local taxes	1
Foreign taxes:	—
Australia	—
Germany	16
Total cash paid for income taxes, net of refunds	$17

The amount of cash paid for income taxes during the year ended December 31, 2024 was $14 thousand.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The primary components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$25,920	$20,221
Research and development credit carryforwards	928	931
Stock-based and other compensation	2,355	2,135
Lease liability	479	859
Capitalized research and development expenditures	3,520	4,247
Depreciation and amortization	1,315	1,393
Accrued liabilities and other reserves	178	446
Total deferred tax assets	34,695	30,232
Right-of-use and other assets	(480)	(830)
Total deferred tax liabilities	(480)	(830)
Valuation allowance	(34,215)	(29,402)
Net deferred tax asset	$—	$—

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $89.2 million for U.S. federal income tax purposes and $106.2 million for state income tax purposes. Federal net operating losses of $8.0 million generated on or prior to December 31, 2017, expire in varying amounts between 2034 and 2037, while federal net operating losses of $81.2 million generated after December 31, 2017 carryforward indefinitely. The state net operating losses expire in varying amounts between 2034 and 2044.

As of December 31, 2025, the Company has research and development credit carryforwards for federal purposes of $1.4 million and for state purposes of $1.3 million. The federal credits will expire between 2040 and 2045, while the state credits have no expiration.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company performed a Section 382 study for the period February 15, 2015 to December 31, 2021. There was an ownership change identified on March 26, 2018 after the Company’s Series A-2 preferred stock issuance. The Company has not undertaken a Section 382 study through December 31, 2025. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company established a full valuation allowance for all periods presented due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The change in the valuation allowance was $4.8 million and $5.5 million for the year ended December 31, 2025 and 2024, respectively.

The Company has uncertain tax benefits (“UTBs”) totaling approximately $2.4 million and $1.8 million as of December 31, 2025 and 2024, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate and there would be no cash tax impact for any period presented. The Company does not expect its UTBs to change significantly over the next twelve months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	December 31,
	2025	2024
Balance at the beginning of the year	$1,799	$1,517
Additions based on tax positions related to current year	282	282
Adjustments based on tax positions related to prior years	283	—
Balance at end of year	$2,364	$1,799

The Company files tax returns in the U.S. for federal purposes and California for state purposes, and in Germany and Australia for its foreign subsidiaries. For jurisdictions in which tax filings have been filed, all tax years remain open for examination by the federal and California state authorities for three and four years, respectively, from the date of utilization of any net operating losses or credits. The Company is not currently under audit by any taxing jurisdiction.

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

11. Commitments and Contingencies

Operating and Financing Leases

On October 10, 2022, the Company entered into an Office Lease Agreement (the “San Diego Lease”) of a building containing 15,197 square feet of rentable space located in San Diego, California (the “Premises”), which serves as the Company’s principal executive and administrative offices and laboratory facility. The Company completed constructing tenant improvements at the Premises on February 27, 2023, and moved into the Premises by the end of March 2023.

To secure and execute the San Diego Lease, Mr. Allan J. Camaisa (or “Mr. Camaisa”) provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. Mr. Camaisa received $0.2 million during the fiscal year ended 2025 in connection with the lease guarantee.

The San Diego Lease has an initial term of 48 calendar months, from the first day of the first full month following which the “Commencement Date” occurs (the “Term”), which was March 1, 2023.

Beginning on the Commencement Date, the Company pays base monthly rent in the amount of $0.1 million during the first 12 months of the Term, plus a management fee equal to 3% of base rent. Base monthly rent will increase annually, over the base monthly rent then in effect, by 3%.

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

Operating lease expense recognized during each of the years ended December 31, 2025 and 2024 was approximately $1.5 million.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,467	$1,424
Operating cash flows from financing leases	$28	$30
Financing cash flows from financing leases	$90	$82

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except weighted averages):

	December 31, 2025	December 31, 2024

Operating leases
Right-of-use assets, net	$1,682	$2,934
Right-of-use lease liabilities, current	$1,405	$1,204
Right-of-use lease liabilities, noncurrent	277	1,845
Total operating lease liabilities	$1,682	$3,049
Financing Leases
Machinery and equipment, gross	$779	$588
Accumulated depreciation	(463)	(333)
Machinery and equipment, net	$316	$255
Current liabilities	$111	$66
Noncurrent liabilities	171	145
Total financing lease liabilities	$282	$211
Weighted average remaining lease term
Operating leases	1.2 years	2.2 years
Financing leases	2.7 years	3.2 years
Weighted average discount rate
Operating leases	11.70%	11.75%
Financing leases	9.05%	12.13%

The following table presents future minimum lease commitments as of December 31, 2025 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2026	$1,512	$132
2027	295	94
2028	2	76
2029	—	17
2030 and thereafter	—	—
Total minimum lease payments	1,809	319
Less: amounts representing interest	(127)	(37)
Present value of net minimum lease payments	$1,682	$282

Litigation — General

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and other matters. At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible, and the amount involved could be material. The Company expenses the costs related to legal proceedings as incurred. See other legal matters discussed below. Other than the matters discussed below, the Company is not currently party to any material legal proceedings.

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

The Primary Case, Kalajian Arbitration, Sanchez Case, and Conversion Case were deemed related and ultimately consolidated. A trial date has been set for November 6, 2026.

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

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud under California Corporations Code §25401, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in the U.S. District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025, the parties engaged in a mandatory settlement conference which resulted in no resolution of the case. Discovery has been completed. A pre-trial conference has been set for October 19, 2026, but no trial date has been set. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. As of December 31, 2025, the Company incurred severance obligations for certain executive officers and other employees, as discussed below. See Note 6 for further information on the accruals for such severance obligations.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continued development of the CLD-101, CLD-201, and CLD-401 programs.

As of December 31, 2025 and 2024, the remaining expected commitments were approximately $0.5 million and $0.3 million, respectively.

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

As of the date of issuance of these consolidated financial statements, it is not probable that the Company will incur these payments, if any at all. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

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

As of the date of the issuance of these consolidated financial statements, it is not probable that the Company will incur these payments. The Company will record the contingent payments if and when they become payable, in accordance with the applicable guidance.

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties that relate to certain situations such as Company’s negligent actions, breaching agreements, failure to comply with laws and regulations, and third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2025 and December 31, 2024.

Separation Agreement with Former Chief Operating Officer and President

On June 23, 2023, the Company entered into a Separation and Release Agreement (“Separation Agreement”) with George K. Ng, former Chief Operating Officer and President, effective on that date. In accordance with the provisions of the Separation Agreement, the Company will pay Mr. Ng in the amount of $0.5 million payable in a lump sum due one year after the effective date, and in the event that this amount is not paid when due, the unpaid amount will accrue interest at the rate of 8% per annum to be paid no later than the two year anniversary of the effective date. The Company also paid for certain benefits, including healthcare for six months following the effective date.

In June 2024, the Company made a payment of $50,000 and executed an Amendment to extend the due date to January 2025. The liability was settled in full in January 2025.

Settlement, Deferral or Payment of Deferred Compensation of Certain Executives and a Director

On August 31, 2023, Mr. Camaisa, a director and former Chief Executive Officer of the Company, and Mr. Leftwich, a director of the Company, entered into certain amendments with respect to their deferred compensation arrangements in connection with the FLAG Merger. Mr. Camaisa agreed to settle approximately $0.7 million of deferred compensation with 46,972 FLAG warrants which were issued at the closing of the FLAG Merger in September 2023, and Mr. Leftwich agreed to defer approximately $0.5 million of deferred compensation, combined with the deferral of certain term notes discussed above, to January 1, 2025, which include accrued interest at 24% per annum payable at maturity. All notes and deferred compensation of Mr. Leftwich were amended on August 12, 2024, to reduce the interest rate to 14% per annum. This deferred compensation was included in accrued expenses and other current liabilities in the consolidated balance sheet at December 31, 2024. On January 3, 2025, the $0.6 million of deferred compensation and accrued interest due to Mr. Leftwich was settled in its entirety.

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

On January 23, 2025, the Company delivered a Notice of Termination of the SEPA, dated as of December 10, 2023, by and between the Company and Yorkville. Termination of the SEPA was mutually agreed upon and became effective as of January 23, 2025. At the time of the termination, there were no outstanding borrowings, advance notices or shares of common stock to be issued under the SEPA.

General Release of Claims and Transition Agreement with Former Chief Executive Officer

On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, a director and former Chief Executive Officer of the Company. Mr. Camaisa will continue to serve as a Class III director of the Company, and will assume the title of “CEO Emeritus”. Pursuant to the Release Agreement, the Company is obligated to pay Mr. Camisa $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Mr. Camisa COBRA premiums for 12 months, commencing May 2025. Mr. Camaisa shall also be entitled to receive a transition/consulting pay of $10,000 per month during the transition period and incurred costs of $0.1 million for the year ended December 31, 2025.

General Release of Claims and Separation Agreement with Former Executive Officer

On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Dr. Minev (the “Agreement”), Executive Officer, effective August 15, 2025. Pursuant to the terms of the Agreement, the Company is obligated to pay Dr. Minev, (i) $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals within 10 days following the Revocation Period (which is seven business days from August 8, 2025, and excluding such date), and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Dr. Minev’s COBRA premiums for six months, commencing August 2025, upon timely election.

General Release of Claims and Separation Agreement with Former Chief Legal Officer

On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement (the “Agreement”) with Ms. Campbell, former Chief Legal Officer, effective September 24, 2025 (the “Effective Date”). Pursuant to the terms of the Agreement, on the Effective Date, the Company is obligated to pay $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings, and shall pay Ms. Campbell’s COBRA premiums for six months, commencing October 2025, upon timely election. Note that pursuant to the terms of the Agreement, as of December 31, 2025, the Company also paid Ms. Campbell a bonus in the amount of approximately $0.1 million, upon the successful and effective sale of the investment in Nova Cell (see Note 6).

12. Subsequent Events

March 2026 Confidentially Marketed Public Offering (CMPO)

On March 6, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as sole underwriter (“Underwriter”), in connection with the issuance and sale (the “Offering”) of: (i) 2,278,731 common stock units (“Common Stock Units”), which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units (“Pre-Funded Units”), sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the Offering, the Company also issued to the Underwriter (or its designees) a warrant (the “Underwriter’s Warrant”) to purchase up to 604,732 shares of Common Stock of the Company, par value $0.0001. The Underwriter’s Warrant has an exercise price of $0.625, is exercisable on or after the date of issuance, and will expire on March 9, 2031.

Each Common Stock Unit consisted of (i) one share of Common Stock, (ii) one Series J common stock warrant (“Series J Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), (iii) one Series K common stock warrant (“Series K Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof), and (iv) one Series L common stock warrant (“Series L Warrants” and together with the Series J Warrants and the Series K Warrants, the “Common Warrants”) to purchase one share of Common Stock (or pre-funded warrants to purchase one share of Common Stock in lieu thereof). Each Pre-Funded Unit consisted of (i) one pre-funded warrant (the “Pre-Funded Warrants”), (ii) one Series J Warrant, (iii) one Series K Warrant, and (iv) one Series L Warrant. The Common Warrants included in the Pre-Funded Units are identical to the Common Warrants included in the Common Stock Units.

The Series J Warrants have an initial exercise price of $0.50 per share. The Series J Warrants are exercisable immediately, subject to certain limitations described herein. The Series J Warrants expire five (5) years from the date of issuance. The Series K Warrants have an initial exercise price of $0.50 per share. The Series K Warrants are exercisable immediately, subject to certain limitations described herein. The Series K Warrants will expire one (1) year from the date of issuance. The Series L Warrants have an initial exercise price of $0.50 per share. The Series L Warrants are exercisable immediately, subject to certain limitations described herein. The Series L Warrants expire six (6) months from the date of issuance.

The Common Stock Units, the Pre-Funded Units, the shares of Common Stock comprising the Common Stock Units, the Common Warrants, the Pre-Funded Warrants, the shares of Common Stock issuable upon exercise of the Common Warrants, and the Pre-Funded Warrants were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), that was filed with the Securities Exchange Commission (“SEC”) on January 10, 2025 and declared effective on February 7, 2025, including the prospectus forming a part of the registration statement, a final prospectus supplement thereto, which was filed with the SEC on March 9, 2026, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), and the related registration statement filed with the SEC on March 5, 2026 under Rule 462(b) of the Securities Act, which became automatically effective upon filing. The Offering closed on March 9, 2026 (the “Closing Date”).

On March 6, 2026, the Company also entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Equiniti Trust Company, LLC, as warrant agent (the “Warrant Agent”).

Since the closing of the Offering, 2,291,000 Pre-Funded Warrants have been exercised.

Warrant Amendments

On March 5, 2026, the Company entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors, that participated in the March 2026 CMPO described above, in connection with the terms of certain of the Company’s outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

● 504,417 shares of common stock, on exercise of the series G common stock warrants at an exercise price of $8.3448 per share;

● 279,168 shares of common stock, on exercise of the series H common stock warrants at an exercise price of $8.40 per share; and

● 2,190,000 shares of common stock, on exercise of the series I common stock warrants at an exercise price of $2.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $0.50 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect.

