Form 10-Q
period 2026-03-31
Calidi Biotherapeutics, Inc.
filed 2026-05-14
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 8, 2026, the registrant had 19,311,625 shares of common stock, $0.0001 par value, outstanding, excluding 150,000 non-voting shares of common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,631	$5,600
Prepaid expenses and other current assets	722	656
Total current assets	7,353	6,256
NONCURRENT ASSETS
Machinery and equipment, net	758	781
Operating lease right-of-use assets, net	1,342	1,682
Other noncurrent assets	138	138
TOTAL ASSETS	$9,591	$8,857
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$849	$595
Related party accounts payable	51	18
Accrued expenses and other current liabilities	1,313	1,276
Related party accrued expenses and other current liabilities	119	530
Finance lease liability, current	154	111
Operating lease right-of-use liability, current	1,350	1,405
Total current liabilities	3,836	3,935
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	6	277
Finance lease liability, noncurrent	147	171
Promissory note	600	600
Warrant liability	62	107
Related party warrant liability	5	8
TOTAL LIABILITIES	4,656	5,098
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 11,787 and 7,217 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	150,685	145,392
Accumulated other comprehensive loss, net of tax	(22)	(13)
Accumulated deficit	(145,729)	(141,621)
Total equity	4,935	3,759
TOTAL LIABILITIES AND TOTAL EQUITY	$9,591	$8,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
OPERATING EXPENSES
Research and development	$(2,587)	$(2,425)
General and administrative	(1,600)	(2,637)
Total operating expense	(4,187)	(5,062)
Loss from operations	(4,187)	(5,062)
OTHER INCOME, NET
Interest expense	(33)	(34)
Interest expense – related party	(5)	(38)
Change in fair value of other liabilities and derivatives	45	32
Change in fair value of other liabilities and derivatives – related party	3	3
Grant income	—	50
Other income (expense), net	73	(10)
Total other income, net	83	3
LOSS BEFORE INCOME TAXES	(4,104)	(5,059)
Income tax provision	(4)	(3)
NET LOSS	$(4,108)	$(5,062)
Net loss attributable to noncontrolling interest	—	(76)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(4,108)	(4,986)
Deemed dividend on warrants	(309)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(4,417)	(4,986)
Net loss per share; basic and diluted	$(0.43)	$(2.21)
Weighted average common shares outstanding; basic and diluted	10,308	2,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
NET LOSS	$(4,108)	$(5,062)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(9)	2
COMPREHENSIVE LOSS	$(4,117)	$(5,060)
Comprehensive loss attributable to noncontrolling interest	—	(76)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,117)	$(4,984)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	7,216,994	$1	$145,392	$(13)	$(141,621)	$3,759
Issuance of common stock through March Confidentially Marketed Public Offering, net of financing costs	2,278,731	—	5,057	—	—	5,057
Exercise of pre-funded warrants	2,291,000	—	5	—	—	5
Stock-based compensation	—	—	231	—	—	231
Foreign currency translation adjustments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(4,108)	(4,108)
Balance at March 31, 2026	11,786,725	$1	$150,685	$(22)	$(145,729)	$4,935

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	1,730,051	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	223,583	—	2,754	—	—	2,754	—	2,754
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	416,667	—	3,607	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	277,084	—	3,423	—	—	3,423	—	3,423
Restricted stock unit shares released	2,038	—	—	—	—	—	—	—
Stock-based compensation	—	—	607	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	(4,986)	(4,986)	(76)	(5,062)
Balance at March 31, 2025	2,649,423	$—	$133,668	$(26)	$(126,701)	$6,941	$358	$7,299

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,108)	$(5,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	426	394
Stock-based compensation	231	607
Change in fair value of other liabilities and derivatives	(48)	(35)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66)	(317)
Accounts payable	232	(752)
Accrued expenses and other current liabilities	(458)	(1,687)
Operating lease right of use liability	(325)	(279)
Net cash used in operating activities	(4,116)	(7,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(5)	(7)
Net cash used in investing activities	(5)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	5,369	3,793
Proceeds from at the market offering	—	2,780
Proceeds from exercise of pre-funded warrants	5	—
Repayment of financing lease obligations	(44)	(17)
Payment of financing costs	(171)	(301)
Proceeds from registered direct offering	—	3,503
Repayment of principal on related party term notes payable	—	(1,250)
Repayment of principal on term notes payable	—	(200)
Repayment of principal on related party bridge loan payable	—	(200)
Net cash provided by financing activities	5,159	8,108
Effect of exchange rate changes on cash	(7)	—
NET INCREASE IN CASH AND RESTRICTED CASH	1,031	970
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	5,819	9,809
At end of the period	$6,850	$10,779
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$101	$639
Cash paid for income taxes	$4	$3
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrants	$309	$—
Financing fees included in accounts payable and accrued liabilities	$168	$80
Machinery and equipment acquired through financing leases	$66	$—

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

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the 2025 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $145.7 million at March 31, 2026. During the three months ended March 31, 2026, the Company used $4.1 million of cash for operating activities. As of March 31, 2026, the Company had cash of $6.6 million and restricted cash of $0.2 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future.

The Company estimates that based on the Company’s liquidity resources, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing to operate in the normal course of business and does not reflect any adjustments to the assets and liabilities related to the substantial doubt of its ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company plans to raise additional capital through public or private equity or debt financings to fulfill its operating and capital requirements for the next 12 months from the date of the issuance of the financial statements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.

Risks and Uncertainties

Changes in economic conditions, including rising interest rates, public health issues, lower consumer confidence, volatile equity capital markets, ongoing supply chain disruptions and the impacts of geopolitical conflicts, may affect the Company’s operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Form 10-K, which was filed with the SEC on March 27, 2026.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Calidi Biotherapeutics (Nevada), Inc., a company incorporated in the state of Nevada and Calidi Biotherapeutics, Inc., StemVac GmbH (“StemVac”), a company organized under the laws of Germany, and Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), a wholly owned Australian subsidiary, and Redtail Biopharma, Inc. (“Redtail Biopharma”), a wholly owned subsidiary incorporated in the state of Nevada. StemVac’s primary operating activities include process development and other research and development activities for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting certain parts of the SNV1 clinical enabling activities in Australia. Redtail Biopharma was incorporated in May 2024 as a potential vehicle to facilitate a spinoff or out license of the RedTail technology, should partnering activities develop. To date, the Company has not transferred any intellectual property or assets to Redtail Biopharma. To date and as of March 31, 2026, Redtail Biopharma has had no activity.

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

In May 2024, the Company established and incorporated a wholly owned subsidiary, Nova Cell, Inc. (“Nova Cell”), a subsidiary incorporated in the state of Nevada. Nova Cell’s primary operating activities were expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Prior to October 27, 2025, the Company owned 75% of Nova Cell’s fully-diluted capitalization, with the remaining 25% owned by a related party investor (see Note 8). Under the rules of determining whether an entity was a VIE, the Company had a controlling financial interest and was deemed to be the primary beneficiary of Nova Cell and therefore consolidated Nova Cell’s financial statements. Since the Company owned less than 100% of Nova Cell, the Company recorded net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with Nova Cell, pursuant to which the Company sold and transferred its investment in Nova Cell, as further detailed in Note 8. Following the closing of the transactions contemplated by the Agreements, Nova Cell ceased to be a subsidiary of the Company.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements, and the reported amounts during the reporting period. On an ongoing basis, management evaluates estimates which are subject to significant judgment, including, but not limited to, valuation methods used, assumptions requiring the use of judgment to prepare financial projections, timing of potential commercialization of acquired in-process intangible assets, applicable discount rates, comparable companies or transactions, liquidity events, assumptions related to the going concern assessments, allocation of direct and indirect expenses, useful lives associated with long-lived assets, key assumptions in operating and financing leases including incremental borrowing rates, loss contingencies, valuation allowances related to deferred income taxes, assumptions used to value common stock, debt and debt-like instruments, warrants, and stock-based awards and other equity instruments. Actual results may differ materially from those estimates.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	March 31, 2025
Cash	$6,631	$10,561
Restricted cash included within prepaid expenses and other current assets	100	100
Restricted cash included within other noncurrent assets	119	118
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$6,850	$10,779

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

For operating leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months in the unaudited condensed consolidated balance sheet, while leases with terms of 12 months or less are not capitalized. ROU assets represent the right to use an underlying asset during the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate commensurate with the lease term, based on the information available at commencement date, in determining the present value of lease payments. The Company uses the implicit rate when it is readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company discloses the amortization of ROU assets and operating lease payments as a net amount within “Depreciation and amortization” on the unaudited condensed consolidated statements of cash flows.

Finance leases are included in machinery and equipment, and in finance lease liabilities, current and noncurrent, in the unaudited condensed consolidated balance sheets. The Company discloses the amortization of finance ROU assets within “Depreciation and amortization” on the unaudited condensed consolidated statements of cash flows.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company values its derivatives using the Black-Scholes option-pricing model (“Black-Scholes model”) or other acceptable valuation models, as applicable, with the assistance of valuation specialists, which includes Level 3 inputs. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

The Company evaluates equity or liability classification for common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and accounts for common stock warrants as liabilities if the warrant requires net cash settlement, or gives the holder the option of net cash settlement, or it otherwise does not meet other equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement, or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, are initially measured at fair value on the grant date, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of liability-classified warrants is recorded and presented under change in fair value of other liabilities and derivatives or change in fair value of other liabilities and derivatives – related party, as applicable, in the unaudited condensed consolidated statements of operations.

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

Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that the Company has complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. The CIRM grant proceeds, if any, received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income included in other income, net, on the Company’s unaudited condensed consolidated statements of operations when the related research and development expenses are incurred.

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $0 and $50,000, respectively, in grant income in the accompanying unaudited condensed consolidated statements of operations.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac, the Company’s wholly owned subsidiary, is located and operates in Germany and its functional currency is the Euro. Calidi Australia, the Company’s wholly owned subsidiary, is located and operates in Australia and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally and unless otherwise specified, the Company grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

The Company classifies stock-based compensation expense in its unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated using the Black-Scholes model. The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the biotechnology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14, as necessary. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, stock option awards, earnout shares, and contingently issuable warrants were antidilutive.

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2026 and 2025 because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Warrants for common stock	49,440	1,461
Employee stock options	271	76
Earnout shares	150	150
Contingently issuable warrants(1)	—	—
Total common stock equivalents	49,861	1,687

(1)	The contingently issuable warrant was not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2025, as the number of dilutive shares was based on a contingency not yet resolved as of period end and the contingently resulting number of dilutive shares is not determinable until the contingency is resolved. As of March 31, 2026, the contingency was resolved in full and there were no contingently issuable warrants outstanding.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the following individuals:

●	Chief Executive Officer
●	Chief Financial Officer
●	Chief Scientific Officer and Head of Technical Operations

The Company views its operations and manages its business as a single reportable segment whose operations include the research, development and commercialization efforts of cell-based platforms to potentiate oncolytic virus therapies on a consolidated basis, as further described in Note 1. The Company manages its Research and Development (“R&D”) activities on a consolidated basis. The Company expects to generate future income from a combination of license fees and other upfront payments, funded R&D agreements, milestone payments, product sales, government and other third-party funding, and royalties, which depend on the results, regulatory approval, and timing of the successful commercialization of the Company’s products.

Net loss is the measure of segment profit or loss used by CODM in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The CODM does not evaluate its reportable segment using asset or liability information.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
OPERATING EXPENSES
Salaries and benefits	$(1,700)	$(2,190)
Insurance	(181)	(236)
Legal	(264)	(299)
Consulting	(284)	(619)
Rent and maintenance	(567)	(565)
Clinical & research and development	(774)	(463)
Depreciation expense	(87)	(91)
Change in fair value of other liabilities and derivatives	48	35
Other segment items(1)	(295)	(631)
Income tax provision	(4)	(3)
NET LOSS	$(4,108)	$(5,062)

(1)	Other segment items include interest expense, grant income, office expenses, marketing expenses, and other income, net.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2026.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities, including guidance for grants related to an asset and grants related to income. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, makes certain targeted improvements, and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. Specifically, the ASU defines the criteria that need to be met in order to recognize government grant proceeds and prescribes that a business entity present a grant related to income and a grant related to an asset for which the deferred income approach is elected as part of earnings either (1) separately under a general heading such as other income or (2) deducted from the related expense. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, including interim reporting periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in a money market account	$219	$—	$—	$219
Total assets, at fair value	$219	$—	$—	$219
Liabilities:
Public Warrants	$58	$—	$—	$58
Private warrants	—	9	—	9
Total warrant liabilities, at fair value	$58	$9	$—	$67

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash held in money market accounts	$219	$—	$—	$219
Total assets, at fair value	$219	$—	$—	$219
Liabilities:
Public Warrants	$99	$—	$—	$99
Private Warrants	—	16	—	16
Total warrant liabilities, at fair value	$99	$16	$—	$115

The Company’s financial instruments consist of cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2026 (in thousands):

	Public Warrants, at fair value	Private Warrants, at fair value
Balance at January 1, 2026	$99	16
Change in fair value	(41)	(7)
Balance at March 31, 2026	58	9

The following table presents the changes in fair value of valued instruments for the three months ended March 31, 2025 (in thousands):

	Forward Purchase Agreement Derivative Asset, at fair value	Public Warrants, at fair value	Private Warrants, at fair value
Balance at January 1, 2025	$(11)	$110	$18
Change in fair value	6	(35)	(6)
Balance at March 31, 2025	$(5)	75	12

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of March 31, 2026 and December 31, 2025, accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$715	$884
Accrued vendor and other expenses	717	922
Accrued expenses and other current liabilities	$1,432	$1,806

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$192	$120
Prepaid insurance	292	302
Other	238	234
Prepaid expenses and other current assets	$722	$656

5. Machinery and Equipment, net

As of March 31, 2026 and December 31, 2025, machinery and equipment, net, was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$2,511	$2,575
Accumulated depreciation	(1,753)	(1,794)
Machinery and equipment, net	$758	$781

Depreciation expense amounted to approximately $0.1 million for the three months ended March 31, 2026 and 2025.

6. Related Party Transactions

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	March 31, 2026	December 31, 2025
Director F	Severance accrual(1)	$63	$195
Director F	Lease guaranty(2)	$20	$14
Director F and Director A	Warrant liability(3)	$5	$8
Officer G	Severance accrual(4)	$4	$65
Officer A	Severance accrual(5)	$52	$158
Company A related to Director G	Accounts payable and accrued expenses(6)	$51	$130

(1)	On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.1 million and $0.2 million was outstanding as of March 31, 2026 and December 31, 2025, respectively. Director F shall also be entitled to receive transition and consulting pay of $10,000 per month during the transition period. The agreement terminated on December 31, 2025 and $0.1 million was expensed under the agreement.

(2)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F, provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of March 31, 2026 and December 31, 2025, the amounts shown in the table above represent the present value, including accrued interest as of the period shown, of approximately $20,000 and $14,000, respectively. Payment is due to Director F upon the release or termination of the Guaranty, which is included in operating lease right-of-use liability, noncurrent. The amount due to Director F was partially settled in April 2025.

(3)	See Note 8 for disclosures related to Warrants.

(4)	On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and is obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. As of March 31, 2026, $4,000 of related benefits were included in related party accrued expenses and other liabilities.

(5)	On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and is obligated to pay to Officer A i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of March 31, 2026 and December 31, 2025, $0.1 million and $0.2 million, respectively, of severance pay and related benefits were included in related party accrued expenses and other liabilities.

(6)	On December 13, 2024, the Company executed a Master Services Agreement with Company A, related to Director G, to engage Company A for contract research organization (“CRO”) services and other clinical development services. As part of the Master Services Agreement, the Company is obligated to pay to Company A i) all reimbursable expenses, and (ii) all undisputed invoiced amounts for services. As of March 31, 2026 and December 31, 2025, the Company accrued $0.1 million due to Company A, included in related party accounts payable and accrued expenses. Furthermore, during the year ended December 31, 2025, the Company incurred $0.6 million in expenses related to services from Company A. No expenses were incurred during the three months ended March 31, 2026.

7. Debt

The Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$23	$623
Less: current portion of long-term debt			(23)
Long-term debt, net of current portion			$600

	December 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$90	$690
Less: current portion of long-term debt			(90)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts as of March 31, 2026 are as follows (in thousands):

Year Ending December 31:
2026 (April — December)	—
2027	600
2028 and thereafter	—
Plus: accrued interest	23
Total debt	$623

The following discussion includes a description of the Company’s outstanding debt as of March 31, 2026 and December 31, 2025. The weighted average interest rate related to the Company’s outstanding debt was approximately 15% as of March 31, 2026 and December 31, 2025. Interest expense related to the Company’s outstanding debt totaled approximately $22,500 and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which is reported within other income, net, in the unaudited condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, the total carrying value of the promissory note, including accrued interest, was $0.6 million and $0.7 million, respectively.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of March 31, 2026 and December 31, 2025, there were 11,786,725 and 7,216,994 shares of common stock issued and outstanding, respectively, and 150,000 shares of non-voting common stock outstanding. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

As of March 31, 2026 and December 31, 2025, common stock reserved for future issuance consisted of the following:

	March 31, 2026	December 31, 2025
Common stock warrants outstanding	49,440,138	5,026,613
Common stock options issued and outstanding	271,162	277,822
Shares available for future issuance under the 2023 Equity Incentive Plan	96,724	96,497
Shares reserved under the 2023 Employee Stock Purchase Plan	32,815	32,815
	49,840,839	5,433,747

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, (the “Investor”) into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s current fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2025 Reverse Stock Split.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (A) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (B) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. As of March 31, 2026, no Deferred Consideration has been recognized, and the full amount remains constrained until underlying uncertainties are resolved. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share, issuable under the Sales Agreement from $5.1 million to $11.2 million by filing a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the three months ended March 31, 2026, no shares of common stock were sold under the Sales Agreement.

January 2025 Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company entered into a placement agency agreement with Ladenburg acting as the “Placement Agent”, pursuant to which the Company issued and sold in a public offering 416,667 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $10.20 per Share. The gross proceeds from the offering, which closed on January 10, 2025, were approximately $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of common stock were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the SEC on October 10, 2024.

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

The Shares, the PFW, and the PFW Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), which was declared effective by the SEC on February 7, 2025. The Series G Warrants were issued in a concurrent private placement and without registration under the Securities Act, and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

The Company issued Ladenburg, acting as the “Placement Agent”, common stock warrants to purchase up to 25,221 shares of common stock. See further warrant details below.

July 2025 Warrant Inducement Offer

On July 9, 2025, the Company entered into an inducement offer letter agreement (the “July Warrant Inducement Offer”) with seven holders of the Company’s existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the July Warrant Inducement Offer, such warrant holders immediately exercised some, or all, of their respective outstanding Existing Warrants to purchase an aggregate of 549,596 shares of the Company’s common stock, at a reduced exercise price of $8.40, for total gross proceeds of approximately $4.6 million, prior to deducting placement agent fees and offering expenses. Ladenburg acted as the “Placement Agent” in the July Warrant Inducement Offer.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 549,587 shares of common stock. See further warrant details below. The Company filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the SEC on July 25, 2025.

August 2025 Public Offering

On August 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative of the various underwriters (the “Representative”), in connection with the issuance and public sale of various securities (the “August Public Offering”), including: (i) 1,922,764 common stock units (“Common Stock Unit”), which includes the 450,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option and (ii) 1,528,000 pre-funded warrant units (“Pre-Funded Unit”), resulting in gross proceeds of approximately $6.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses. The August Public Offering closed on August 21, 2025

Each Common Stock Unit comprised (i) one share of common stock of the Company, par value $0.0001, and (ii) one Series I warrant to purchase one share common stock, and each Pre-Funded Unit comprised (i) one pre-funded warrant to purchase one share common stock, and (ii) one Series I warrant to purchase one share common stock. Each Common Stock Unit was sold to the public at a price of $2.00 per Common Stock Unit and each Pre-Funded Unit was sold to the public at a price of $1.999 per Pre-Funded Unit. See further warrant details below.

The Common Stock Units and Pre-Funded Units were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333- 289670), which was declared effective by the SEC on August 20, 2025.

In connection with the August Public Offering, the Company also issued to the Representative (or its designees) certain warrants (the “Representative Warrants”) to purchase up to 172,538 shares of common stock. See further warrant details below.

March 2026 Confidentially Marketed Public Offering (CMPO)

On March 6, 2026, the Company entered into an underwriting agreement with Ladenburg as sole “Underwriter”, in connection with the issuance and sale (the “March 2026 Offering”) of: (i) 2,278,731 common stock units (“Common Stock Units”), which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units (“Pre-Funded Units”), sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the March 2026 Offering, the Company also issued to the Underwriter (or its designees) a warrant (the “Underwriter’s Warrant”) to purchase up to 604,732 shares of Common Stock of the Company, par value $0.0001. The Underwriter’s Warrant has an exercise price of $0.625, is exercisable on or after the date of issuance, and will expire on March 9, 2031.

Each Common Stock Unit comprised (i) one share of Common Stock, (ii) one Series J common stock warrant (“Series J Warrant”) to purchase one share of Common Stock, (iii) one Series K common stock warrant (“Series K Warrant”) to purchase one share of Common Stock, and (iv) one Series L common stock warrant (“Series L Warrant” and together with the Series J Warrants and the Series K Warrants, the “Common Warrants”) to purchase one share of Common Stock. Each Pre-Funded Unit comprised (i) one pre-funded warrant (the “Pre-Funded Warrant” or “PFW”), (ii) one Series J Warrant, (iii) one Series K Warrant, and (iv) one Series L Warrant. The Common Warrants included in the Pre-Funded Units were identical to the Common Warrants included in the Common Stock Units.

Each of the Common Warrants included provisions in relation to the reset of the exercise price on two separate occasions: (i) on the forty-fifth (45th) calendar day following the date of issuance (April 23, 2026) and (ii) the sixth (6th) trading day immediately following the date on which a reverse stock split of the Common Stock is approved and deemed effective during the fiscal year ended December 31, 2026, to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the lowest five-day volume weighted average prices for the five (5) trading days immediately preceding the date that is forty-five calendar days after issuance of the Series J Warrants, the Series K Warrants, and the Series L Warrants, as applicable. Notwithstanding the foregoing, in no event at any time prior to, or including, the first reset trigger date, could the exercise price be adjusted to a price that is lesser than $0.25 per share. On April 23, 2026, the exercise prices of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $0.25.

The Common Stock Units, the Pre-Funded Units, the shares of Common Stock comprising the Common Stock Units, the Common Warrants, the Pre-Funded Warrants, the shares of Common Stock issuable upon exercise of the Common Warrants, and the Pre-Funded Warrants were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), that was filed with the SEC on January 10, 2025 and declared effective on February 7, 2025, including the prospectus forming a part of the registration statement, a final prospectus supplement thereto, which was filed with the SEC on March 9, 2026, pursuant to Rule 424(b) under the Securities Act, and the related registration statement filed with the SEC on March 5, 2026 under Rule 462(b) of the Securities Act, which became automatically effective upon filing. The Offering closed on March 9, 2026.

On March 6, 2026, the Company also entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Equiniti Trust Company, LLC, as warrant agent (the “Warrant Agent”).

Warrant Amendment

On March 5, 2026, the Company entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors, that participated in the March 2026 Offering described above, in connection with the terms of certain of the Company’s outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

●	504,417 shares of common stock, on exercise of the Series G common stock warrants at an exercise price of $8.3448 per share;

●	279,168 shares of common stock, on exercise of the Series H common stock warrants at an exercise price of $8.40 per share; and

●	2,190,000 shares of common stock, on exercise of the Series I common stock warrants at an exercise price of $2.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $0.50 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect. As a result, the incremental fair value associated with the Warrant Amendment totaling $0.3 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

Warrants

As of March 31, 2026 and December 31, 2025, the Company has outstanding warrants to purchase 49,440,138 and 5,026,613 shares of Common Stock, respectively, consisting of the following:

	March 31, 2026	December 31, 2025	Exercise Price	Issuance date	Expiration date
Private Warrants to purchase Common Stock(1)	15,938	15,938	$1,380.00	September 12, 2023	September 12, 2028
Public Warrants to purchase Common Stock(2)	95,834	95,834	$1,380.00	September 12, 2023	September 12, 2028
Warrants to purchase Restricted Shares	3,334	3,334	$158.40	February 21, 2024	February 21, 2029
Warrants to purchase Restricted Shares	50,000	50,000	$22.80	July 28, 2024	July 28, 2027
Placement Agent Warrants to purchase Common Stock	6,333	6,333	$79.20	April 18, 2024	April 18, 2029
Placement Agent Warrants to purchase Common Stock	4,458	4,458	$45.00	June 3, 2024	June 3, 2029
Placement Agent Warrants to purchase Common Stock	8,542	8,542	$15.00	October 24, 2024	April 24, 2030
Placement Agent Warrants to purchase Common Stock	18,492	18,492	$25.35	November 15, 2024	May 15, 2030
Placement Agent Warrants to purchase Common Stock	20,834	20,834	$12.75	January 10, 2025	January 10, 2030
Placement Agent Warrants to purchase Common Stock	25,221	25,221	$9.75	March 31, 2025	March 31, 2030
Representative Warrants to purchase Common Stock	172,538	172,538	$3.00	August 21, 2025	August 21, 2030
Underwriter Warrants to purchase Common Stock	604,732	—	$0.625	March 9, 2026	March 9, 2031
Series A Warrants to purchase Common Stock	54,308	54,308	$18.24	April 18, 2024	April 18, 2029
Series B-1 Warrants to purchase Common Stock	1,442	1,442	$18.24	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock	17,918	17,918	$18.24	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock	4,167	4,167	$18.24	August 8, 2024	August 7, 2029
Series C-1 Warrants to purchase Common Stock	4,168	4,168	$18.24	August 16, 2024	August 15, 2029
Series D Warrants to purchase Common Stock	18,318	18,318	$18.24	June 3, 2024	December 3, 2029
Series G Warrants to purchase Common Stock	504,417	504,417	$0.50	March 31, 2025	September 30, 2032
Series H Warrants to purchase Common Stock	549,587	549,587	$0.50 – $ 8.40	July 10, 2025	January 10, 2031
Series I Warrants to purchase Common Stock	3,450,764	3,450,764	$0.50 – $ 2.00	August 21, 2025	August 21, 2030
Series J Warrants to purchase Common Stock	12,094,631	—	$0.50	March 9, 2026	March 9, 2031
Series K Warrants to purchase Common Stock	12,094,631	—	$0.50	March 9, 2026	March 9, 2027
Series L Warrants to purchase Common Stock	12,094,631	—	$0.50	March 9, 2026	September 9, 2026
Pre-funded Warrants to purchase Common Stock(3)	7,524,900	—	$0.001	March 9, 2026	No expiration
	49,440,138	5,026,613

(1)	The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

25

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

The following table summarizes the Company’s aggregate warrant activity for the three months ended March 31, 2026.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2026	5,026,613	$34.97	4.79
Issued	46,704,525
Exercised	(2,291,000)
Cancelled	—
Outstanding at March 31, 2026	49,440,138	$3.74	2.07

The following table summarizes the Company’s aggregate warrant activity for the three months ended March 31, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	910,299	$185.16	3.63
Issued	777,806
Exercised	—
Expired	—
Outstanding at March 31, 2025	1,688,105	$103.68	4.13

9. Stock-Based Compensation

Equity Incentive Plans

On September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”), to issue up to 32,815 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs”, together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 32,815 to 282,815. Awards may be granted under the 2023 Plan to the Company’s employees, directors, and consultants. As of March 31, 2026, the Administrator has issued RSUs and stock options under the 2023 Plan.

Under the 2023 Plan, Awards may vest and thereby become exercisable or have restrictions on forfeiture lapse on the date of grant or in periodic installments or upon the attainment of performance goals, or upon the occurrence of specified events depending on the Administrator’s discretion. The Administrator has broad authority to determine the terms and conditions of any Award granted pursuant to the 2023 Plan.

No Awards may be granted under the 2023 Plan with a term of more than ten years and no Awards granted may be exercised after the expiration of ten years from the date of grant.

2023 Employee Stock Purchase Plan (“ESPP”)

On August 28, 2023, the Company approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). Under the 2023 ESPP, eligible employees may purchase a limited number of shares of common stock at a discount of up to 15% of the market value of such stock at pre-determined and plan-defined dates. There have been no issuances of common stock under the 2023 ESPP to date.

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

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands, except weighted average):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	277	$49.57	8.39	$—
Options granted	—
Options exercised	—
Options forfeited or cancelled	(6)	438.90
Outstanding at March 31, 2026	271	$40.01	8.26	$—
Exercisable at March 31, 2026	84	$117.93	6.03	$—

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$55	$147
General and administrative	176	460
Total stock-based compensation expense	$231	$607

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $1,112.40 per share to the then current fair value of $853.20 per share pursuant to an updated valuation report. The three months ended March 31, 2026 and 2025 include a noncash compensation charge of approximately $7,000 and $17,000, respectively, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of March 31, 2026, the total unamortized stock-based compensation expense related to stock options was approximately $0.6 million, expected to be amortized over an estimated weighted average life of 2.2 years. There were no stock options granted during the three months ended March 31, 2026. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended March 31, 2025 was $7.80 per share, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026(1)	2025
Expected volatility	—%	86.90%
Risk-free interest rate	—%	4.13%
Expected option life (in years)	—	6.01
Expected dividend yield	—%	0.0%

(1)	As noted above, there were no stock options with service-conditions granted during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company did not record any federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

The Company also leases certain laboratory equipment under finance lease agreements with lease terms expiring between January 2027 and May 2029, which represent the non-cancelable periods of the leases and any renewal options that are reasonably certain to be exercised. The Company’s finance leases contain certain renewal options that can be extend the lease term an additional twelve months. The Company excludes extension, termination, and purchase options that are not reasonably certain to be exercised from its lease terms.

Operating lease expense recognized during the three months ended March 31, 2026 and 2025 was approximately $0.4 million.

The Company is also party to certain financing leases for machinery and equipment (see Note 5).

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$372	$362
Operating cash flows from financing leases	$7	$6
Financing cash flows from financing leases	$44	$17

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except weighted averages):

	March 31, 2026	December 31, 2025
	(Unaudited)
Operating leases
Right-of-use assets, net	$1,342	$1,682
Right-of-use lease liabilities, current	$1,350	$1,405
Right-of-use lease liabilities, noncurrent	6	277
Total operating lease liabilities	$1,356	$1,682
Financing Leases
Machinery and equipment, gross	$835	$779
Accumulated depreciation	(489)	(463)
Machinery and equipment, net	$346	$316
Current liabilities	$154	$111
Noncurrent liabilities	147	171
Total financing lease liabilities	$301	$282
Weighted average remaining lease term
Operating leases	0.9 years	1.2 years
Financing leases	2.3 years	2.7 years
Weighted average discount rate
Operating leases	11.69%	11.70%
Financing leases	8.78%	9.05%

The following table presents future minimum lease commitments as of March 31, 2026 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2026 (April – December)	1,138	148
2027	295	93
2028	3	75
2029	—	17
2030	—	—
2031 and thereafter	—	—
Total minimum lease payments	1,436	333
Less: amounts representing interest	(80)	(32)
Present value of net minimum lease payments	$1,356	$301

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

On November 21, 2023, the Company initiated arbitration proceedings against Mr. Kalajian for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief, seeking to recover from Mr. Kalajian bonuses Mr. Kalajian caused to be paid to himself, Hazel Sanchez, the former Controller, and his accounting team. The bonuses (the “Accounting Bonuses”) were not authorized by the Company’s Board of Directors or Compensation Committee.

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

The Primary Case, Kalajian Arbitration, Sanchez Case, and Conversion Case were deemed related and ultimately consolidated. A trial date has been set for May 14, 2027.

Former Executive Assistant

In July 2025, the Company filed a lawsuit in San Diego Superior Court against a former executive assistant alleging breach of fiduciary duty to the Company, constructive fraud, conversion, and misappropriation and improper disclosure of confidential and proprietary information in violation of her proprietary information and inventions agreement, non-disclosure agreement, and severance agreement with the Company (Case No. 25CU034887C). The Company is seeking injunctive relief and damages. The case is in its early stages, and the outcome is uncertain. The Company does not currently expect this matter to have a material adverse effect on the Company’s financial condition or results of operations.

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

Employment Contracts

The Company has entered into employment and severance benefit contracts with certain executive officers and other employees. Under the provisions of the contracts, the Company may be required to incur severance obligations for matters relating to changes in control, as defined, and certain terminations of those executives and employees. During 2025, the Company incurred severance obligations for certain executive officers and other employees. See Note 6 for information on the accruals for such severance obligations.

Manufacturing and Other Supplier Contracts

The Company has entered into certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continued development of the Company’s programs.

As of March 31, 2026, and December 31, 2025, the remaining expected commitments are approximately $0.4 million and $0.5 million, respectively.

License Agreements with Northwestern University

On June 7, 2021, the Company entered into a License Agreement (the “Northwestern Agreement”) with Northwestern University (“Northwestern”) for the exclusive commercialization rights to the investigational new drug (“IND”) and with a non-exclusive license to data generated from Northwestern’s phase 1 clinical trial treating malignant glioma patients with an engineered oncolytic adenovirus delivered by neural stem cells (“NSC-CRAd-S-pk7”). Under the Northwestern Agreement, among other rights, Northwestern granted to the Company a worldwide, twelve-year exclusive license for the commercial development of NSC-CRAd-S-pk7 or other oncolytic viruses for therapeutic and preventive uses in oncology, a right of reference to Northwestern’s IND application which relates to the treatment of newly diagnosed High Grade Glioma (“HGG”), and right of reference to Northwestern’s IND 17365.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties that relate to certain situations such as Company’s negligent actions, breaching agreements, failure to comply with laws and regulations, and third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2026 and December 31, 2025.

12. Subsequent Events

Pre-Funded Warrants Exercised

In April 2026, in connection with the March 2026 CMPO, 7,524,900 pre-funded warrants were exercised.

Unregistered Warrant Issuance

On May 6, 2026, the Company issued a warrant (the “Warrant”) to purchase up to 17,391,304 shares of common stock of the Company (the “Common Stock”), with an exercise price of $0.23 to an accredited investor in a private placement transaction.

The Warrant is exercisable beginning on the date that is six months from the issue date and is subject to certain vesting conditions as described below.

The holder of the Warrant may from time to time prior to July 8, 2026 agree to acquire, and the Company may agree to sell to such holder, up to an aggregate of $4 million of Common Stock in issuances registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrant will vest in proportion to issuances described in the preceding sentence that are consummated. Neither the holder of the Warrant nor the Company has any obligation to agree to or consummate any such issuances.

At the Market Offering

In May 2026, the Company issued 990,462 common shares for $0.2 million of net proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

CLD-401, the first lead derived from the RedTail platform. CLD-401 is enveloped and overexpressed CD55 on its outer membrane. It is tropic for tumor cells and, when replicating, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology. We are developing additional leads from the RedTail platform including compounds that simultaneously express a bispecific T-cell engager (“TCE”) and a T-cell activator as well as compounds for use outside of oncology.

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

Since inception, we have incurred significant operating losses. Our net loss was $4.1 million for the period ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $145.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume, adversely affect the share price that we may obtain in future financings, and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Developments

On March 5, 2026, we entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors that participated in the March Confidentially Marketed Public Offering described below, in connection with the terms of certain of our outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

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

On March 6, 2026, we entered into an Underwriting Agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the “Underwriter”, in connection with the Offering of: (i) 2,278,731 Common Stock Units, which includes 1,575,000 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $0.50 per Common Stock Unit, and (ii) 9,815,900 pre-funded warrant units Pre-Funded Units, sold to the public at a price of $0.499 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. For additional discussion of this March Confidentially Marketed Public Offering, see “Liquidity and Capital Resources – Financing Activities” below.

On March 29, 2026, Mr. Allan J. Camaisa, a member of our Board of Directors (the “Board”), informed the Nominating and Corporate Governance Committee of the Board that he intends to allow the term of his Director position on the Board to expire, which expiration date is scheduled to be at the date of our 2026 annual stockholder meeting. Mr. Camaisa’s decision to allow his Director term to expire did not result from any disagreement with us on any matter relating to our operations, policies or practices. In connection with Mr. Camaisa’s decision, effective on the date of our 2026 annual stockholder meeting, the Board reduced the size of the Board from six (6) to five (5) directors.

On April 1, 2026, the Board on the recommendation of the Nominating and Corporate Governance Committee, appointed Scott Leftwich, a Class III director, to the Audit Committee of the Board effective immediately.

On May 6, 2026, we issued a warrant (“Warrant”) to an accredited investor to purchase up to 17,391,304 shares of our common stock (“Common Stock”) with an exercise price of $0.23 in a private placement transaction. The Warrant is exercisable beginning on the date that is six months from the issue date, and is subject to certain vesting conditions as described further. The holder of the Warrant may from time to time prior to July 8, 2026, agree to acquire, and we may agree to sell to such holder, up to an aggregate of $4 million of Common Stock in issuances registered under the Securities Act of 1933, as amended (the “Securities Act”). The Warrant will vest in proportion to issuances described in the preceding sentence that are consummated. Neither the holder of the Warrant nor we have any obligation to agree to or consummate any such issuances.

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

Other Income, Net

Other income, net, primarily includes interest income, interest expense, and the changes in fair value of warrants and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of other liabilities and derivatives, and change in fair value of other liabilities and derivatives – related party, included as a component of other income, net, in the unaudited condensed consolidated statements of operations.

Interest expense primarily consists of interest expense on our promissory and other notes, including from related parties, and other interest expense incurred from financing leases and other obligations.

Other income, net, for 2025, also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income on our unaudited condensed consolidated statements of operations when the related research and developments expenses are incurred.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$(2,587)	$(2,425)	$(162)	7%
General and administrative	(1,600)	(2,637)	1,037	(39)%
Total operating expenses	(4,187)	(5,062)	875	(17)%
Loss from operations	(4,187)	(5,062)	875	(17)%
Other income, net
Total other income, net	83	3	80	2,667%
Loss before income taxes	(4,104)	(5,059)	955	(19)%
Income tax provision	(4)	(3)	(1)	33%
Net loss	$(4,108)	$(5,062)	$954	(19)%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 and 2025 were $2.6 million and $2.4 million, respectively. The $0.2 million increase was primarily attributable to an increase in drug manufacturing and preclinical expenses of $0.3 million, rent expenses of $0.1 million, and salaries and benefits of $0.1 million, partially offset by decrease in regulatory consulting costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 and 2025 were $1.6 million and $2.6 million, respectively. The $1.0 million decrease was primarily due to a decrease in salaries and benefits of $0.6 million, accounting expenses of $0.2 million, consulting costs of $0.1 million, and rent expenses of $0.1 million.

Other Income, Net

Other income, net for the three months ended March 31, 2026 and 2025 were $0.1 million and $3,000, respectively. The $0.1 million increase was primarily due to an increase in interest income and a decrease of interest expense due to lower principal amounts owed on our debt.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

As of March 31, 2026, we had a cash balance of $6.6 million and restricted cash of $0.2 million. Our debt and liability obligations as of March 31, 2026 include $2.3 million in accounts payable and accrued expenses and other current liabilities, including related party amounts, $1.4 million in operating lease liabilities, $0.6 million in promissory notes, $0.3 million in finance lease liabilities, and $0.1 million in warrant liabilities, including related party amounts.

Financing and Financing-Related Transactions During the Three Months Ended March 31, 2026

During the three months ended March 31, 2026, we undertook certain financing and financing-related transactions. Approximately $5.1 million in net proceeds were received from the March 2026 confidentially marketed public offering.

Debt Obligations

Calidi’s outstanding debt obligations as of March 31, 2026, are as follows (in thousands):

	March 31, 2026
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	600	23	623
Total debt	$600	$23	$623
Less: current portion of long-term debt			(23)
Long-term debt, net of current portion			$600

Warrants

As of March 31, 2026, Calidi had outstanding warrants to purchase 49,440,138 shares of Common Stock, consisting of the following:

March 31, 2026
Private Warrants to purchase Common Stock	15,938
Public Warrants to purchase Common Stock	95,834
Warrants to purchase Restricted Shares	53,334
Placement Agent Warrants to purchase Common Stock	861,150
Series A Warrants to purchase Common Stock	54,308
Series B-1 Warrants to purchase Common Stock	1,442
Series C-1 Warrants to purchase Common Stock	26,253
Series D Warrants to purchase Common Stock	18,318
Series G Warrants to purchase Common Stock	504,417
Series H Warrants to purchase Common Stock	549,587
Series I Warrants to purchase Common Stock	3,450,764
Series J Warrants to purchase Common Stock	12,094,631
Series K Warrants to purchase Common Stock	12,094,631
Series L Warrants to purchase Common Stock	12,094,631
Pre-funded Warrants to purchase Common Stock	7,524,900
49,440,138

Commitments and Contingencies

On October 10, 2022, we entered into an Office Lease Agreement (the “San Diego Lease”) that serves as our principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan J. Camaisa, former Chief Executive Officer, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for our future performance under the San Diego Lease agreement. As consideration for the Guaranty, we agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount due was partially settled in April 2025. The San Diego Lease has an initial term of 4 years.

On July 1, 2025, StemVac, GmbH entered into a finance lease agreement for laboratory equipment with an initial term that expires on May 31, 2029, with total payments of approximately €0.1 million.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein we may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of March 31, 2026, we do not believe it probable that we will incur these payments.

Other commitments and contingencies include various operating and financing leases for equipment, office facilities, and other property containing future minimum lease payments totaling $1.8 million and certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of our programs totaling $0.4 million.

Related Party Transactions

Please see Note 6 to our unaudited condensed consolidated financial statements for more information on our related party transactions.

Cash Flow Summary for the three months ended March 31, 2026 and 2025

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$(4,116)	$(7,131)	$3,015	(42)%
Investing activities	(5)	(7)	2	(29)%
Financing activities	5,159	8,108	(2,949)	(36)%
Effect of exchange rate on cash	(7)	—	(7)	(100)%
Net increase in cash and restricted cash	$1,031	$970	$61	6%

Operating activities

Net cash used in operating activities was $4.1 million for the three months ended March 31, 2026, primarily resulting from our net loss of $4.1 million. Our net loss was reduced by certain non-cash items that included $0.4 million in depreciation and amortization expense, $0.2 million in stock-based compensation, partially increased by $0.6 million from the change in our operating assets and liabilities.

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2025, primarily resulting from our net loss of $5.1 million. Our net loss was reduced by certain non-cash items that included $0.6 million in stock-based compensation, $0.4 million in depreciation and amortization expense, partially increased by $3.0 million from the change in our operating assets and liabilities.

Investing activities

Net cash used in investing activities was $5,000 for the three months ended March 31, 2026, which primarily related to the purchase of certain machinery and equipment.

Net cash used in investing activities was $7,000 for the three months ended March 31, 2025, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2026, which primarily related to proceeds from the March 2026 confidentially marketed public offering of $5.4 million, partially offset by payment of financing costs of $0.2 million.

Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2025, which primarily related to proceeds from the January confidentially marketed public offering of $3.8 million, proceeds from the March 2025 registered direct offering and concurrent private placement of $3.5 million, and proceeds from the at-the-market offering of $2.8 million, partially offset by repayment of term notes payable of $1.5 million, including related party amounts, payment of financing costs of $0.3 million, and repayment of bridge loan payable of $0.2 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 appearing elsewhere in this Form 10-Q. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into agreements in the normal course of business with vendors for preclinical and clinical studies, preclinical and clinical supply and manufacturing services, professional consultants for expert advice, and other vendors for other services for operating purposes. We have certain manufacturing and other supplier agreements with vendors principally for manufacturing drug products for clinical trials and continuing the development of our product candidates totaling $0.4 million in future purchase commitments. However, these contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

In addition, we have entered into license and royalty agreements for intellectual property with certain parties. Such arrangements require ongoing payments, including payments upon achieving certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred and are recorded as research and development expenses. We may pay amounts under such agreements at the time of execution or annual fees. We have not paid any royalties under these agreements to date. We have not included the annual license fee payments contractual obligations because the license agreements are cancelable by us and therefore, we believe that our non-cancelable obligations under these agreements are not material. We have not included potential royalties or milestone obligations because they are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements and amounts that could become payable in the future under these agreements, please see the sub-section entitled “License Agreements” within the “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 and 2025.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are subject to litigation and contingencies in the ordinary course of our business, including those related to our business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the first quarter ended March 31, 2026.

Item 1A. Risk Factors

During the three months ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Pre-funded Warrant (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the SEC on March 11, 2026).

4.2	Form of Series J Common Warrant (incorporated herein by reference to Exhibit 4.2 to Form 8-K filed with the SEC on March 11, 2026).

4.3	Form of Series K Common Warrant (incorporated herein by reference to Exhibit 4.3 to Form 8-K filed with the SEC on March 11, 2026).

4.4	Form of Series L Common Warrant (incorporated herein by reference to Exhibit 4.4 to Form 8-K filed with the SEC on March 11, 2026).

4.5	Form of Series Representative Warrant (incorporated herein by reference to Exhibit 4.5 to Form 8-K filed with the SEC on March 11, 2026).

4.6	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.6 to Form 8-K filed with the SEC on March 11, 2026).

10.1	Underwriting Agreement, dated March 6, 2026 (incorporated herein by reference to Exhibit 1.1 to Form 8-K filed with the SEC on March 11, 2026).

10.2	Form of Warrant Agency Agreement (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 11, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: May 14, 2026	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

