Form 10-Q
period 2026-06-30
Calidi Biotherapeutics, Inc.
filed 2026-08-13
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 10, 2026, the registrant had 2,584,184 shares of common stock, $0.0001 par value, outstanding, excluding 9,375 non-voting shares of common stock held in escrow.

Calidi Biotherapeutics, Inc.

FORM 10-Q

EXPLANATORY NOTE

On July 30, 2026, the Company effected a reverse stock split (the “2026 Reverse Stock Split”) of its shares of Common Stock, par value $0.0001 per share (“Common Stock”). As a result of the 2026 Reverse Stock Split, every sixteen (16) shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2026 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the 2026 Reverse Stock Split were rounded up to the next whole number. The 2026 Reverse Stock Split reduced the number of shares of Common Stock outstanding as of June 30, 2026 from 33,471,951 shares to approximately 2,092,023 shares, inclusive of 9,375 non-voting common stock held in escrow, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 330,000,000 shares. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on July 31, 2026.

All references in this Quarterly Report to the number of shares, and per share amounts, as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the 2026 Reverse Stock Split.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,071	$5,600
Prepaid expenses and other current assets	1,357	656
Total current assets	5,428	6,256
NONCURRENT ASSETS
Machinery and equipment, net	775	781
Operating lease right-of-use assets, net	992	1,682
Other noncurrent assets	9	138
TOTAL ASSETS	$7,204	$8,857
LIABILITIES AND TOTAL EQUITY
CURRENT LIABILITIES
Accounts payable	$930	$595
Related party accounts payable	—	18
Accrued expenses and other current liabilities	1,131	1,276
Related party accrued expenses and other current liabilities	—	530
Finance lease liability, current	167	111
Operating lease right-of-use liability, current	1,009	1,405
Total current liabilities	3,237	3,935
NONCURRENT LIABILITIES
Operating lease right-of-use liability, noncurrent	5	277
Finance lease liability, noncurrent	161	171
Promissory note	600	600
Warrant liability	63	107
Related party warrant liability	5	8
TOTAL LIABILITIES	4,071	5,098
Commitments and contingencies (Note 11)
TOTAL EQUITY
Common stock, $0.0001 par value, 330,000 shares authorized; 2,083 and 451 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	153,048	145,393
Accumulated other comprehensive loss, net of tax	(26)	(13)
Accumulated deficit	(149,889)	(141,621)
Total equity	3,133	3,759
TOTAL LIABILITIES AND TOTAL EQUITY	$7,204	$8,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
OPERATING EXPENSES
Research and development	$2,558	$2,593	$5,145	$5,018
General and administrative	1,592	3,071	3,192	5,708
Total operating expense	4,150	5,664	8,337	10,726
Loss from operations	(4,150)	(5,664)	(8,337)	(10,726)
OTHER INCOME (EXPENSE), NET
Interest expense	(29)	(29)	(62)	(63)
Interest expense – related party	(6)	(23)	(11)	(61)
Change in fair value of other liabilities and derivatives	(1)	(18)	44	14
Change in fair value of other liabilities and derivatives – related party	—	(1)	3	2
Grant income	—	—	—	50
Other income (expense), net	31	(22)	104	(32)
Total other income (expense), net	(5)	(93)	78	(90)
LOSS BEFORE INCOME TAXES	(4,155)	(5,757)	(8,259)	(10,816)
Income tax provision	(5)	(4)	(9)	(7)
NET LOSS	$(4,160)	$(5,761)	$(8,268)	$(10,823)
Net loss attributable to noncontrolling interest	—	(46)	—	(122)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(4,160)	(5,715)	(8,268)	(10,701)
Deemed dividend on warrants	—	—	(309)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,160)	$(5,715)	$(8,577)	$(10,701)
Net loss per share; basic and diluted	$(2.94)	$(31.75)	$(8.31)	$(66.47)
Weighted average common shares outstanding; basic and diluted	1,416	180	1,032	161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
NET LOSS	$(4,160)	$(5,761)	$(8,268)	$(10,823)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	(4)	13	(13)	15
COMPREHENSIVE LOSS	$(4,164)	$(5,748)	$(8,281)	$(10,808)
Comprehensive loss attributable to noncontrolling interest	—	(46)	—	(122)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,164)	$(5,702)	$(8,281)	$(10,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	451,076	$—	$145,393	$(13)	$(141,621)	$3,759
Issuance of common stock through March Confidentially Marketed Public Offering, net of financing costs	142,421	—	5,057	—	—	5,057
Exercise of pre-funded warrants	143,188	—	5	—	—	5
Stock-based compensation	—	—	231	—	—	231
Foreign currency translation adjustments	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(4,108)	(4,108)
Balance at March 31, 2026	736,685	$—	$150,686	$(22)	$(145,729)	$4,935
Issuance of common stock through At the Market Offering	875,656	—	2,200	—	—	2,200
Exercise of pre-funded warrants	470,307	—	5	—	—	5
Stock-based compensation	—	—	157	—	—	157
Foreign currency translation adjustments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(4,160)	(4,160)
Balance at June 30, 2026	2,082,648	$—	$153,048	$(26)	$(149,889)	$3,133

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Non controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance at December 31, 2024	108,166	$—	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through At the Market Offering	13,980	—	2,754	—	—	2,754	—	2,754
Issuance of common stock and warrants through January Confidentially Marketed Public Offering, net of financing costs	26,042	—	3,607	—	—	3,607	—	3,607
Issuance of common stock and warrants for March Registered Direct Offering and Concurrent Private Placement, net of financing costs	17,318	—	3,423	—	—	3,423	—	3,423
Restricted stock unit shares released	128	—	—	—	—	—	—	—
Stock-based compensation	—	—	607	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	2	—	2	—	2
Net loss	—	—	—	—	(4,986)	(4,986)	(76)	(5,062)
Balance at March 31, 2025	165,634	$—	$133,668	$(26)	$(126,701)	$6,941	$358	$7,299
Exercise of pre-funded warrants	14,209	—	3	—	—	3	—	3
Stock-based compensation	—	—	522	—	—	522	—	522
Foreign currency translation adjustments	—	—	—	13	—	13	—	13
Net loss	—	—	—	—	(5,715)	(5,715)	(46)	(5,761)
Balance at June 30, 2025	179,843	—	134,193	(13)	(132,416)	1,764	312	2,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,268)	$(10,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	864	801
Stock-based compensation	388	1,129
Change in fair value of other liabilities and derivatives	(47)	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(327)	(156)
Accounts receivable	15	—
Accounts payable	306	(733)
Accrued expenses and other current liabilities	(733)	(1,449)
Operating lease right of use liability	(667)	(764)
Net cash used in operating activities	(8,469)	(12,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of machinery and equipment	(38)	(64)
Net cash used in investing activities	(38)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	5,369	3,793
Proceeds from at the market offering	1,989	2,780
Proceeds from exercise of pre-funded warrants	10	3
Repayment of principal on related party term notes payable	—	(1,625)
Payment of financing costs	(289)	(381)
Proceeds from registered direct offering	—	3,503
Repayment of principal on term notes payable	—	(200)
Repayment of principal on related party bridge loan payable	—	(200)
Repayment of financing lease obligations	(91)	(34)
Net cash provided by financing activities	6,988	7,639
Effect of exchange rate changes on cash	(10)	6
NET DECREASE IN CASH AND RESTRICTED CASH	(1,529)	(4,430)
CASH AND RESTRICTED CASH BALANCE:
At beginning of the period	5,819	9,809
At end of the period	$4,290	$5,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$107	$837
Cash paid for income taxes	$4	$7
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deemed dividend on warrants	$309	$—
Financing fees included in accounts payable and accrued liabilities	$98	$—
Machinery and equipment acquired through financing leases	$141	$152
Proceeds receivable from at the market offering	$269	$—

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

As used herein, the “Company” or “Calidi” refers collectively to Calidi Biotherapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries, which include (i) Calidi Biotherapeutics (Nevada), Inc. (“Calidi Nevada”), (ii) StemVac GmbH (“StemVac”), a German company, (iii) Calidi Biotherapeutics Australia Pty Ltd (“Calidi Australia”), an Australian company, and (iv) Redtail Biopharma, Inc. (“Redtail Biopharma”), a Nevada corporation.

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, licensing, acquiring and developing technology, establishing intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, process development and manufacturing for preclinical and clinical trials.

StemVac’s primary operating activities include process development and other research and development activities for the Company under a cost-plus intercompany development agreement funded by the Company. Calidi Australia’s principal purpose is for conducting certain clinical enabling activities in Australia. Redtail Biopharma was incorporated in May 2024 as a potential vehicle to facilitate a spinoff or out license of the RedTail technology, should partnering activities develop. To date, the Company has not transferred any intellectual property or assets to Redtail Biopharma, and Redtail Biopharma has had no activity to date.

Reverse Stock Split

On July 27, 2026, the Company filed a Third Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-16 reverse stock split of the shares of the Company’s Common Stock effective on July 30, 2026 (the “2026 Reverse Stock Split”). As a result of the 2026 Reverse Stock Split, every sixteen shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2026 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2026 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on July 31, 2026.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the 2025 Reverse Stock Split and 2026 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $149.9 million at June 30, 2026, and during the six months ended June 30, 2026, the Company used $8.5 million of cash for operating activities. As of June 30, 2026, the Company had cash of $4.1 million and restricted cash of $0.2 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Form 10-K, which was filed with the SEC on March 27, 2026.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Calidi and its wholly owned subsidiaries, Calidi Nevada, StemVac, Calidi Australia and Redtail Biopharma.

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

In May 2024, the Company established and incorporated a wholly owned subsidiary, Nova Cell, Inc. (“Nova Cell”), which was incorporated in the state of Nevada. Nova Cell’s primary operating activities were expanding potential uses of the Company’s AAA stem cell programs from oncology to other fields that require regenerative medical applications, such as cosmetics, orthopedics, auto-immune diseases, and various other therapies. Prior to October 27, 2025, the Company owned 75% of Nova Cell’s fully-diluted capitalization, with the remaining 25% owned by a related party investor (see Note 8). Under the rules of determining whether an entity was a VIE, the Company had a controlling financial interest and was deemed to be the primary beneficiary of Nova Cell and therefore consolidated Nova Cell’s financial statements. Since the Company owned less than 100% of Nova Cell, the Company recorded net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interests retained in Nova Cell by the noncontrolling party.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA, the “Agreements”), with Nova Cell, pursuant to which the Company sold and transferred its investment in Nova Cell, as further detailed in Note 8. Following the closing of the transactions contemplated by the Agreements, Nova Cell ceased to be a subsidiary of the Company.

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet dates that comprise the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	June 30, 2025
Cash	$4,071	$5,279
Restricted cash included within prepaid expenses and other current assets	219	100
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$4,290	$5,379

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

During the three and six months ended June 30, 2025, the Company recognized approximately $50,000 in grant income in the accompanying unaudited condensed consolidated statements of operations. The Company did not recognize any grant income during the three and six months ended June 30, 2026.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac is located and operates in Germany, and its functional currency is the Euro. Calidi Australia is located and operates in Australia, and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and six months ended June 30, 2026 and 2025, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

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

Diluted net loss per share is computed using the more dilutive of (i) the two-class method or (ii) the if-converted method and treasury stock method, as applicable. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. Diluted net loss per share is equivalent to basic net loss per share for the periods presented herein because common stock equivalent shares from the outstanding warrants, stock option awards, restricted stock units, and earnout shares were antidilutive.

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the six months ended June 30, 2026 and 2025 because including them would have been antidilutive:

	Six Months Ended June 30,
	2026	2025
Warrants for common stock	2,619,735	87,750
Employee stock options	16,798	8,167
Restricted stock units	75	—
Earnout shares	9,375	9,375
Total common stock equivalents	2,645,983	105,292

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Salaries and benefits	$1,654	$2,957	$3,354	$5,147
Insurance	186	238	367	474
Legal	155	350	419	649
Consulting	355	592	639	1,211
Rent and Maintenance	245	610	812	1,175
Clinical & research and development	1,028	427	1,802	890
Depreciation expense	89	96	176	187
Other operating expense (1)	438	394	768	993
Total operating expenses	4,150	5,664	8,337	10,726
Loss from operations	(4,150)	(5,664)	(8,337)	(10,726)
OTHER INCOME (EXPENSE), NET
Change in fair value of other liabilities and derivatives	(1)	(19)	47	16
Other non-operating income (expense),net (2)	(4)	(74)	31	(106)
Income tax provision	(5)	(4)	(9)	(7)
NET LOSS	$(4,160)	$(5,761)	$(8,268)	$(10,823)

(1)	Other operating expense includes office expenses and marketing expenses.
(2)	Other non-operating income (expense), net includes interest expense, grant income and other income (expense), net.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the six months ended June 30, 2026.

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

3. Fair Value Measurements

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026 (unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$59	$—	$—	$59
Private warrants	—	9	—	9
Total warrant liabilities, at fair value	$59	$9	$—	$68

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$99	$—	$—	$99
Private Warrants	—	16	—	16
Total warrant liabilities, at fair value	$99	$16	$—	$115

The Company’s financial instruments consist of cash, restricted cash prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

4. Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of June 30, 2026 and December 31, 2025, accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$532	$884
Accrued vendor and other expenses	599	922
Accrued expenses and other current liabilities	$1,131	$1,806

See Note 11 for additional commitments.

Prepaid Expenses and Other Current Assets

As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$242	$120
Prepaid insurance	180	302
CAM receivable	266	—
Restricted cash	219	—
Other	450	234
Prepaid expenses and other current assets	$1,357	$656

5. Machinery and Equipment, net

As of June 30, 2026 and December 31, 2025, machinery and equipment, net, was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$2,611	$2,575
Accumulated depreciation	(1,836)	(1,794)
Machinery and equipment, net	$775	$781

Depreciation expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Depreciation expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

6. Related Party Transactions

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

Related Party	Description of investment or transaction	June 30, 2026	December 31, 2025
Director F	Severance accrual(1)	$—	$195
Director F	Lease guaranty(2)	$26	$14
Director F and Director A	Warrant liability(3)	$5	$8
Officer G	Severance accrual(4)	$—	$65
Officer A	Severance accrual(5)	$—	$158
Company A related to Director G	Accounts payable and accrued expenses(6)	$—	$130

(1)	On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and is obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.2 million was outstanding as of December 31, 2025. Director F shall also be entitled to receive transition and consulting pay of $10,000 per month during the transition period. The agreement terminated on December 31, 2025, and $0.1 million was expensed under the agreement. During the six months ended June 30, 2026, the balance was settled in full, and no amounts were outstanding as of June 30, 2026.

(2)	In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first. As of June 30, 2026 and December 31, 2025, the amounts shown in the table above represent the present value, including accrued interest as of the period shown, of approximately $26,000 and $14,000, respectively. Payment is due to Director F upon the release or termination of the Guaranty, which is included in operating lease right-of-use liability, current. The amount due to Director F was partially settled in April 2025.

(3)	See Note 8 for disclosures related to Warrants.

(4)	On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and is obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. During the six months ended June 30, 2026, the balance was settled in full, and no amounts were outstanding as of June 30, 2026.

(5)	On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and is obligated to pay to Officer A i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of December 31, 2025, $0.2 million of severance pay and related benefits were included in related party accrued expenses and other liabilities. During the six months ended June 30, 2026, the balance was settled in full, and no amounts were outstanding as of June 30, 2026.

(6)	On December 13, 2024, the Company executed a Master Services Agreement with Company A, related to Director G, to engage Company A for contract research organization (“CRO”) services and other clinical development services. As part of the Master Services Agreement, the Company is obligated to pay to Company A i) all reimbursable expenses and (ii) all undisputed invoiced amounts for services. As of December 31, 2025, the Company accrued $0.1 million due to Company A, which is included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. During the year ended December 31, 2025, the Company incurred $0.6 million in expenses related to services from Company A. No expenses were incurred during the three and six months ended June 30, 2026. During the six months ended June 30, 2026, the balance was settled in full, and no amounts were outstanding as of June 30, 2026.

7. Debt

On July 1, 2024, the Company entered into a Loan Agreement with a third-party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 (the “Promissory Note”), which bears a simple interest rate at 15% per annum and matures on the third calendar year from July 1, 2024 (the “Maturity Date”) unless due earlier due to an event of a default. The Company agreed to pay annual payments of accrued interest after each calendar year from the Payment Date until any remaining interest is paid in full on the Maturity Date.

The Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$45	$645
Less: current portion of long-term debt			(45)
Long-term debt, net of current portion			$600

	December 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$90	$690
Less: current portion of long-term debt			(90)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts, as of June 30, 2026 are as follows (in thousands):

Year Ending December 31:
2026 (July — December)	$—
2027	600
Plus: accrued interest	45
Total debt	$645

The weighted average interest rate related to the Company’s outstanding debt was approximately 15% as of June 30, 2026 and December 31, 2025. Interest expense related to the Company’s outstanding debt totaled approximately $22,500 and $40,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $45,000 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, which is reported within other income (expense), net, in the unaudited condensed consolidated statements of operations.

8. Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of June 30, 2026 and December 31, 2025, there were 2,082,648 and 451,076 shares of common stock issued and outstanding, respectively, and 9,375 shares of non-voting common stock outstanding as of both June 30, 2026 and December 31, 2025. Since inception to date, no dividends have been declared or paid. Issuance costs related to common stock issuances during all periods presented were immaterial.

As of June 30, 2026 and December 31, 2025, common stock reserved for future issuance consisted of the following:

	June 30, 2026	December 31, 2025
Common stock warrants outstanding	2,619,735	314,194
Common stock options issued and outstanding	16,798	17,364
Restricted stock units vested and unreleased	75	—
Shares available for future issuance under the 2023 Equity Incentive Plan	110,209	6,032
Shares reserved under the 2023 Employee Stock Purchase Plan	2,051	2,051
	2,748,868	339,641

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, (the “Investor”) into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2025 Reverse Stock Split or 2026 Reverse Stock Split.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA” and together with the SRA the “Agreements”), with Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (i) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (ii) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. As of June 30, 2026, no Deferred Consideration has been recognized, and the full amount remains constrained until underlying uncertainties are resolved. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

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

The Company agreed to pay Ladenburg a cash commission of 3.0% of the aggregate gross sales proceeds of shares sold through Ladenburg under the Sales Agreement. The Company also agreed to reimburse Ladenburg for certain specified expenses, including the fees and disbursements of its counsel, in an amount not to exceed $50,000, in addition to certain ongoing disbursements of its legal counsel up to $7,500 in connection with diligence bring downs.

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share, issuable under the Sales Agreement from $5.1 million to $11.2 million by filing a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the six months ended June 30, 2026, the Company sold 875,656 shares of common stock for gross proceeds of approximately $2.3 million under the Sales Agreement.

January 2025 Confidentially Marketed Public Offering (CMPO)

On January 9, 2025, the Company entered into a placement agency agreement with Ladenburg acting as the “Placement Agent,” pursuant to which the Company issued and sold in a public offering 26,042 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $163.20 per share. The gross proceeds from the offering, which closed on January 10, 2025, were approximately $4.3 million, before deducting placement agent fees and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Placement Agent Warrants.

The shares of common stock were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-282456), which was declared effective by the SEC on October 10, 2024.

The Company issued the Placement Agent common stock warrants to purchase up to 1,303 shares of common stock. See further warrant details below.

March 2025 Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser, (i) in a registered direct offering, 17,318 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $124.80 per Share, (ii) pre-funded warrants (“PFW”) to purchase up to an aggregate of 14,209 shares of Common Stock at a purchase price of $124.61 per Pre-funded Warrant and an exercise price of $0.001 per share (the “Pre-funded Warrant Shares” or the “PFW Shares”) and (iii) in a concurrent private placement, Series G common stock purchase warrants to purchase up to 31,527 shares of common stock (the “Series G Warrants” or the “Common Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “March Registered Direct Offering and Concurrent Private Placement.”

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

The Company issued Ladenburg, acting as the “Placement Agent”, common stock warrants to purchase up to 1,577 shares of common stock. See further warrant details below.

July 2025 Warrant Inducement Offer

On July 9, 2025, the Company entered into an inducement offer letter agreement (the “July Warrant Inducement Offer”) with seven holders of the Company’s existing Series A warrants, Series B-1 warrants, Series C-1 warrants, Series D warrants, Series E warrants, and Series F warrants (together the “Existing Warrants”). Pursuant to the July Warrant Inducement Offer, such warrant holders immediately exercised some, or all, of their respective outstanding Existing Warrants to purchase an aggregate of 34,353 shares of the Company’s common stock, at a reduced exercise price of $134.40, for total gross proceeds of approximately $4.6 million, prior to deducting placement agent fees and offering expenses. Ladenburg acted as the “Placement Agent” in the July Warrant Inducement Offer.

In consideration for the immediate exercise of some or all of the Existing Warrants for cash, the Company issued unregistered new Series H common stock warrants (“Series H Warrants”) to purchase up to 34,353 shares of common stock. See further warrant details below. The Company filed a resale registration statement on Form S-3 (File No. 333-288784), to register the shares underlying the Series H Warrants, which registration statement was declared effective by the SEC on July 25, 2025.

August 2025 Public Offering

On August 20, 2025, the Company entered into an underwriting agreement with Ladenburg, as representative of the various underwriters (the “Representative”), in connection with the issuance and public sale of various securities (the “August Public Offering”), including: (i) 120,173 common stock units (“Common Stock Unit”), which includes the 28,125 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option and (ii) 95,500 pre-funded warrant units (“Pre-Funded Unit”), resulting in gross proceeds of approximately $6.9 million, before deducting underwriting discounts and commissions and other estimated offering expenses. The August Public Offering closed on August 21, 2025.

Each Common Stock Unit comprised (i) one share of common stock of the Company, par value $0.0001, and (ii) one Series I warrant to purchase one share common stock, and each Pre-Funded Unit comprised (i) one pre-funded warrant to purchase one share common stock, and (ii) one Series I warrant to purchase one share common stock. Each Common Stock Unit was sold to the public at a price of $32.00 per Common Stock Unit and each Pre-Funded Unit was sold to the public at a price of $31.98 per Pre-Funded Unit. See further warrant details below.

The Common Stock Units and Pre-Funded Units were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333- 289670), which was declared effective by the SEC on August 20, 2025.

In connection with the August Public Offering, the Company also issued to the Representative (or its designees) certain warrants (the “Representative Warrants”) to purchase up to 10,784 shares of common stock. See further warrant details below.

March 2026 Confidentially Marketed Public Offering (CMPO)

On March 6, 2026, the Company entered into an underwriting agreement with Ladenburg as sole “Underwriter”, in connection with the issuance and sale (the “March 2026 Offering”) of: (i) 142,421 common stock units (“Common Stock Units”), which includes 98,438 Common Stock Units purchased pursuant to the exercise, in full, of the Over-Allotment Option, sold to the public at a price of $8.00 per Common Stock Unit, and (ii) 613,495 pre-funded warrant units (“Pre-Funded Units”), sold to the public at a price of $7.98 per Pre-Funded Unit, resulting in gross proceeds of approximately $6.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the March 2026 Offering, the Company also issued to the Underwriter (or its designees) a warrant (the “Underwriter’s Warrant”) to purchase up to 37,796 shares of Common Stock of the Company, par value $0.0001. The Underwriter’s Warrant has an exercise price of $10.00, is exercisable on or after the date of issuance, and will expire on March 9, 2031.

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

Each of the Common Warrants included provisions in relation to the reset of the exercise price on two separate occasions: (i) on the forty-fifth (45th) calendar day following the date of issuance (April 23, 2026) and (ii) the sixth (6th) trading day immediately following the date on which a reverse stock split of the Common Stock is approved and deemed effective during the fiscal year ended December 31, 2026, to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the lowest five-day volume weighted average prices for the five (5) trading days immediately preceding the date that is forty-five calendar days after issuance of the Series J Warrants, the Series K Warrants, and the Series L Warrants, as applicable. Notwithstanding the foregoing, in no event at any time prior to, or including, the first reset trigger date, could the exercise price be adjusted to a price that is lesser than $4.00 per share. On April 23, 2026, the exercise prices of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $4.00. On August 7, 2026, the exercise price of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $1.4386.

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

Warrant Amendment

On March 5, 2026, the Company entered into an Amendment to Common Stock Purchase Warrants Agreement (the “Warrant Amendment”) with certain investors, that participated in the March 2026 CMPO described above, in connection with the terms of certain of the Company’s outstanding common warrants to purchase shares of Common Stock (the “Existing Warrants”). As originally issued, the Existing Warrants provided for the purchase of:

●	31,527 shares of common stock, on exercise of the Series G common stock warrants at an exercise price of $133.52 per share;

●	17,450 shares of common stock, on exercise of the Series H common stock warrants at an exercise price of $134.40 per share; and

●	136,875 shares of common stock, on exercise of the Series I common stock warrants at an exercise price of $32.00 per share.

Per the Warrant Amendment, the exercise price for each of such Existing Warrants was reduced to $8.00 per share, subject to further adjustment as set forth in the Existing Warrants and any other document governing the terms thereunder. All other terms and conditions of the Existing Warrants remain unchanged and in full force and effect. As a result, the incremental fair value associated with the Warrant Amendment totaling $0.3 million was recorded as a deemed dividend to the warrant holders, and accordingly was treated as a reduction from total loss attributable to common stockholders in the calculations of net loss per share in the unaudited condensed consolidated statements of operations.

Unregistered Warrant Issuance

On May 6, 2026, the Company issued a warrant (the “Warrant”) to purchase up to 1,086,957 shares of Common Stock of the Company, with an exercise price of $3.68 to an accredited investor in a private placement transaction.

The Warrant is exercisable beginning on the date that is six months from the issue date and is subject to certain vesting conditions as described below.

The holder of the Warrant may from time to time prior to July 8, 2026, agree to acquire, and the Company may agree to sell to such holder, up to an aggregate of $4.0 million of Common Stock in issuances registered under the Securities Act. The Warrant will vest in proportion to issuances described in the preceding sentence that are consummated. Neither the holder of the Warrant nor the Company has any obligation to agree to or consummate any such issuances.

On May 28, 2026, the Company amended and restated the Warrant to, among other things: (i) condition the exercise of the Warrant and the issuance of the Common Stock upon exercise pursuant to the terms of the Warrant, to the receipt of the approval of the stockholders of the Company; (ii) increase the Minimum Vesting Acquisition Amount, as such term is defined in the Warrant, from $500,000 to $1,000,000; and (iii) to extend the Vesting Termination Date, as such term is defined in the Warrant, from July 8, 2026 to September 30, 2026. All other terms remain unchanged.

Warrants

As of June 30, 2026 and December 31, 2025, the Company has outstanding warrants to purchase 2,619,735 and 314,194 shares of Common Stock, respectively, consisting of the following:

	June 30, 2026	December 31, 2025	Exercise Price	Issuance date	Expiration date
Private Warrants to purchase Common Stock(1)	1,000	1,000	$22,080.00	September 12, 2023	September 12, 2028
Public Warrants to purchase Common Stock(2)	5,990	5,990	$22,080.00	September 12, 2023	September 12, 2028
Warrants to purchase Restricted Shares	210	210	$2,534.40	February 21, 2024	February 21, 2029
Warrants to purchase Restricted Shares	3,125	3,125	$364.80	July 28, 2024	July 28, 2027
Placement Agent Warrants to purchase Common Stock	396	396	$1,267.20	April 18, 2024	April 18, 2029
Placement Agent Warrants to purchase Common Stock	279	279	$720.00	June 3, 2024	June 3, 2029
Placement Agent Warrants to purchase Common Stock	534	534	$240.00	October 24, 2024	April 24, 2030
Placement Agent Warrants to purchase Common Stock	1,156	1,156	$405.60	November 15, 2024	May 15, 2030
Placement Agent Warrants to purchase Common Stock	1,303	1,303	$204.00	January 10, 2025	January 10, 2030
Placement Agent Warrants to purchase Common Stock	1,577	1,577	$156.00	March 31, 2025	March 31, 2030
Representative Warrants to purchase Common Stock	10,784	10,784	$48.00	August 21, 2025	August 21, 2030
Underwriter Warrants to purchase Common Stock	37,796	—	$10.00	March 9, 2026	March 9, 2031
Series A Warrants to purchase Common Stock	3,401	3,401	$291.84	April 18, 2024	April 18, 2029
Series B-1 Warrants to purchase Common Stock	91	91	$291.84	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock	1,123	1,123	$291.84	June 3, 2024	June 3, 2029
Series C-1 Warrants to purchase Common Stock	261	261	$291.84	August 8, 2024	August 7, 2029
Series C-1 Warrants to purchase Common Stock	262	262	$291.84	August 16, 2024	August 15, 2029
Series D Warrants to purchase Common Stock	1,147	1,147	$291.84	June 3, 2024	December 3, 2029
Series G Warrants to purchase Common Stock	31,527	31,527	$8.00	March 31, 2025	September 30, 2032
Series H Warrants to purchase Common Stock	34,353	34,353	$8.00 – 134.40	July 10, 2025	January 10, 2031
Series I Warrants to purchase Common Stock	215,675	215,675	$8.00 – 32.00	August 21, 2025	August 21, 2030
Series J Warrants to purchase Common Stock	755,915	—	$4.00	March 9, 2026	March 9, 2031
Series K Warrants to purchase Common Stock	755,915	—	$4.00	March 9, 2026	March 9, 2027
Series L Warrants to purchase Common Stock	755,915	—	$4.00	March 9, 2026	September 9, 2026
	2,619,735	314,194

(1)	The Private Warrants (and shares of common stock issued or issuable upon exercise of the Private Warrants) in general, will not be transferable, assignable or salable until 30 days after the Closing (excluding permitted transferees) and they will not be redeemable under certain redemption scenarios by us so long as they are held by the Sponsor, Metric or their respective permitted transferees. Otherwise, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Warrants are held by holders other than the Company’s sponsor, Metric or their respective permitted transferees, the Private Warrants will be redeemable by the Company under all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

26

(2)

The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each whole share of the warrant is exercisable for one share of the Company’s common stock.

The Company may redeem the outstanding Public Warrants for $1.92 per warrant upon at least 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $34,560.00 per share (as adjusted for stock dividends, sub-divisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the public warrants on a cashless basis.

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

The following table summarizes the Company’s aggregate warrant activity for the six months ended June 30, 2026.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2026	314,194	$559.52	4.79
Issued	2,919,036
Exercised	(143,188)
Cancelled	—
Outstanding at March 31, 2026	3,090,042	$59.84	2.07
Issued	—
Exercised	(470,307)
Cancelled	—
Outstanding at June 30, 2026	2,619,735	$67.15	2.19

The following table summarizes the Company’s aggregate warrant activity for the six months ended June 30, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	56,941	$2,962.56	3.63
Issued	48,616
Exercised	—
Cancelled	—
Outstanding at March 31, 2025	105,557	$1,658.88	4.13
Issued	—
Exercised	(14,209)
Cancelled	(3,598)
Outstanding at June 30, 2025	87,750	$1,963.20	4.80

9. Stock-Based Compensation

2023 Equity Incentive Plan

On September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”), to issue up to 2,051 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs,” together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 2,051 to 17,676, and on June 12, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 17,676 to 121,875. Awards may be granted under the 2023 Plan to the Company’s employees, directors, and consultants. As of June 30, 2026, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

Inducement Grants

On April 22, 2025, the Company granted Eric Poma, the Company’s Chief Executive Officer, an inducement grant for the purchase of 3,783 shares of Common Stock with an exercise price of $90.08 per share, which was the closing price of the Company’s Common Stock on April 22, 2025 (the “Poma Grant”).

On July 6, 2026, the Company granted Sandra Gurrola, the Company’s Vice President of Finance and Controller, an inducement grant for the purchase of 6,250 shares of Common Stock with an exercise price of $2.40 per share, which was the closing price of the Company’s Common Stock on July 6, 2026 (the “Gurrola Grant,” and collectively with the Poma Grant, the “Inducement Grants”).

The Inducement Grants vest over four years with twenty-five percent of the stock options vesting on the one-year anniversary of the date of grant, and the remaining stock options vesting in 36 substantially equal monthly installments thereafter, subject to continued employment with the Company. The Inducement Grants were granted as an inducement material to both Dr. Poma and Ms. Gurrola entering into employment with the Company in accordance with Section 711 of NYSE American LLC Company Guide.

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

Option Awards Activity

A summary of the 2023 Plan option activity and related information follows (in thousands, except weighted average numbers):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	17	$791.66	8.39	$—
Options granted	1	2.64
Options exercised	—
Options forfeited or cancelled	(1)	4,791.15
Outstanding at June 30, 2026	17	$622.53	7.93	$—
Exercisable at June 30, 2026	7	$1,363.69	6.45	$—

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$39	$111	$94	$258
General and administrative	118	411	294	871
Total stock-based compensation expense	$157	$522	$388	$1,129

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at an exercise price of $17,798.40 per share to the then current fair value of $13,651.20 per share pursuant to an updated valuation report. The three and six months ended June 30, 2026 include an insignificant noncash compensation charge in connection with this repricing. The three and six months ended June 30, 2025 includes a noncash compensation charge of approximately $16,000 and $33,000, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

As of June 30, 2026, the total unamortized stock-based compensation expense related to stock options was approximately $0.4 million, expected to be amortized over an estimated weighted average life of 2.4 years. The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended June 30, 2026 and 2025 was $1.87 and $67.68 per share, respectively, and during the six months ended June 30, 2026 and 2025 was $1.87 and $68.00, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	87.2%	87.2%	87.2%	87.0%
Risk-free interest rate	4.23%	3.90%	4.23%	4.06%
Expected option life (in years)	5.08	6.08	5.08	6.03
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record any U.S. federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

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

In addition to base monthly rent and management fees, the Company pays in monthly installments its share of (i) all costs and expenses, other than certain excluded expenses, incurred by the lessor in each calendar year in connection with operating, maintaining, repairing (including replacements if repairs are not feasible or would not be effective) and managing the Premises and the building in which the Premises are located (“Expenses”), and (ii) all real estate taxes and assessments on the Premises and the building in which the Premises are located, all personal property taxes for property that is owned by Landlord and used in connection with the operation, maintenance and repair of the Premises (“Taxes”).

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

On July 10, 2026, the Company entered into (i) a Lease Termination Agreement to terminate the San Diego Lease effective September 30, 2026 and (ii) a new lease agreement (the “New Lease”) for a different location effective October 1, 2026. Additionally, on July 10, 2026, Mr. Camaisa entered into a Guarantee Termination Agreement to be effective September 30, 2026. See Note 12 for more information on this subsequent event.

On April 1, 2022, StemVac entered into an office lease which includes laboratory space which expires on March 31, 2027, with monthly payments of €4,047 Euros per month.

The Company also leases certain laboratory equipment under finance lease agreements with lease terms expiring between January 2027 and May 2031, which represent the non-cancelable periods of the leases and any renewal options that are reasonably certain to be exercised. The Company’s finance leases contain certain renewal options that can extend the lease term by an additional twelve months. The Company excludes extension, termination, and purchase options that are not reasonably certain to be exercised from its lease terms.

Operating lease expense recognized during both the three months ended June 30, 2026 and 2025 was approximately $0.4 million, and during both the six months ended June 30, 2026 and 2025 was approximately $0.8 million.

The Company is also party to certain financing leases for machinery and equipment.

The following table presents supplemental cash flow information related to operating and financing leases for the periods presented (in thousands):

	Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025
Operating cash flows from operating leases	$752	$730
Operating cash flows from financing leases	$12	$12
Financing cash flows from financing leases	$91	$34

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except weighted averages):

	June 30, 2026	December 31, 2025
	(Unaudited)
Operating leases
Right-of-use assets, net	$992	$1,682
Right-of-use lease liabilities, current	$1,009	$1,405
Right-of-use lease liabilities, noncurrent	5	277
Total operating lease liabilities	$1,014	$1,682
Financing Leases
Machinery and equipment, gross	$906	$779
Accumulated depreciation	(521)	(463)
Machinery and equipment, net	$385	$316
Current liabilities	$167	$111
Noncurrent liabilities	161	171
Total financing lease liabilities	$328	$282
Weighted average remaining lease term
Operating leases	0.7 years	1.2 years
Financing leases	2.1 years	2.7 years
Weighted average discount rate
Operating leases	11.70%	11.70%
Financing leases	8.04%	9.05%

The following table presents future minimum lease commitments as of June 30, 2026 (in thousands):

	Operating Leases	Financing Leases
Year Ending December 31,
2026 (July – December)	759	117
2027	295	132
2028	2	91
2029	—	17
Total minimum lease payments	1,056	357
Less: amounts representing interest	(42)	(29)
Present value of net minimum lease payments	$1,014	328

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

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporations Code due to the Company’s failure to remove a restrictive legend from 73 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to and consolidated with the Primary Case above.

The Primary Case, Kalajian Arbitration, Sanchez Case, and Conversion Case were deemed related and ultimately consolidated. A trial date has been set for May 14, 2027.

Former Executive Assistant

In July 2025, the Company filed a lawsuit in San Diego Superior Court against a former executive assistant alleging breach of fiduciary duty to the Company, constructive fraud, conversion, and misappropriation and improper disclosure of confidential and proprietary information in violation of her proprietary information and inventions agreement, non-disclosure agreement, and severance agreement with the Company (Case No. 25CU034887C). The Company is seeking injunctive relief and damages. The case is in its early stages, and the outcome is uncertain. A trial has been scheduled for May 21, 2027. The Company does not currently expect this matter to have a material adverse effect on the Company’s financial condition or results of operations.

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud under California Corporations Code §25401, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in the U.S. District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025, the parties engaged in a mandatory settlement conference which resulted in no resolution of the case. Discovery has been completed. A pre-trial conference has been set for October 19, 2026, but no trial date has been set. On June 1, 2026, the Company filed a Motion for Summary Judgment (the “MSJ”), seeking to dismiss all claims. On June 2, 2026, Mr. Zeng filed a Motion for Voluntary Dismissal Without Prejudice (the “MTD”), with each party to bear their own fees and costs. The Company has opposed the MTD because it is without prejudice, and the Company seeks to preserve its rights to recover attorneys’ fees and costs. A hearing on both the MSJ and MTD will be held on August 24, 2026. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

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

In consideration of the data use license granted by Northwestern to the Company under the CTA, the Company shall pay Northwestern the following: (i) a non-creditable and non-refundable one-time milestone payment of $0.3 million upon reaching an aggregate of $2.0 million of net sales of a licensed product; (ii) a non-creditable and nonrefundable one-time milestone payment of $0.5 million upon reaching an aggregate of $10.0 million of net sales of a licensed product; (iii) sublicensing royalty of 20% of any sublicensing revenue resulting from the grant of rights hereunder; and (iv) in the event of an assignment or transfer of licensed data, with the consent of Northwestern, a low single digit percentage of the fair market value of any consideration received. This sublicensing royalty shall be cumulative, meaning it shall be imposed only once with respect to a single unit of sublicensing revenue, regardless of whether the sublicensing revenue derives from the CTA, or the June 7, 2021 Northwestern Agreement described above, or both.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties that relate to certain situations such as Company’s negligent actions, breaching agreements, failure to comply with laws and regulations, and third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2026 and December 31, 2025.

12. Subsequent Events

Material Definitive Agreement

On July 10, 2026, the Company entered into the New Lease for approximately 9,038 rentable square feet of office and laboratory space located at 5580 Morehouse Drive, Suite 120, San Diego, California, with an initial term of 44 months commencing October 1, 2026, and expiring May 31, 2030, with one option to extend for an additional three years at the then-prevailing fair market rate. The Company will be required to make monthly base rental payments of approximately $52,000 per month for the first 12 months, with an annual 3% increase in such amount on each anniversary of the commencement date. It will also pay its share of operating expenses, property taxes and insurance, as well as a 3% management fee. The Company is required to deliver an irrevocable letter of credit of approximately $0.1 million within 10 calendar days of execution of the new lease.

Concurrently, the Company also entered into a Lease Termination Agreement with respect to the existing San Diego Lease, which will terminate effective September 30, 2026 (the “Termination Date”), with no early termination fee payable. The Termination Agreement also reduces the remaining base rent payments due under the San Diego Lease from June 1, 2026 through the Termination Date from approximately $118,000 per month to approximately $26,000 per month, and it also reduces the monthly estimated payment for Expenses, Taxes and insurance to a flat monthly fee of approximately $10,000 per month.

In connection with the Lease Termination Agreement, Mr. Camaisa entered into a Guarantee Termination Agreement to be effective on the Termination Date, pursuant to which, the Guarantee shall terminate and be of no further force or effect.

2026 Reverse Stock Split

On July 27, 2026, the Company filed a Third Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the 2026 Reverse Stock Split. As a result of the 2026 Reverse Stock Split, every sixteen shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2026 Reverse Stock Split, and any fractional shares that would otherwise have resulted from the 2026 Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on July 31, 2026.

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect this 2026 Reverse Stock Split.

Reprice of Certain Warrants

On August 7, 2026, which was the sixth (6th) trading day immediately following the Company’s 2026 Reverse Stock Split effected on July 30, 2026, the exercise prices of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $1.4386 in accordance with the terms of the Common Warrants. See Note 8 for further details.

At the Market Offering

From July 1, 2026 through August 10, 2026, the Company issued 490,702 shares of common stock for net proceeds of $0.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We are a publicly traded biotechnology company pioneering the development of targeted therapies with the potential to deliver genetic medicines to distal sites of disease. Our proprietary RedTail platform features an engineered enveloped oncolytic virus designed for systemic delivery and targeting of metastatic sites. This advanced enveloped technology is intended to shield the virus from immune clearance, allowing virotherapy to effectively reach tumor sites, induce tumor lysis, and deliver potent genetic medicine(s) to metastatic locations. We expect to enter the clinic in the first quarter of 2027 with CLD-401, the first compound from the RedTail platform, delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

●	Survive in circulation and home to metastatic tumor sites;

●	Only replicates in tumor cells;

●	Induce immunogenic cell death in tumor cells and immune priming in the TME;

●	Deliver genetic medicine payloads for expression in the TME like IL-15 superagonist (CLD-401), coexpression of in situ T-cell engagers (TCEs) and T-cell activators as in CLD-501 (anti-TROP2) and CLD-502 (anti-EpCAM), to combine oncolytic tumor killing, TME remodeling, and T-cell redirection against tumor antigens;

Our legacy SuperNova and NeuroNova stem cell based oncolytic virus platforms are designed to:

●	Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;

●	Enhance oncolytic viral amplification inside the allogeneic cells; and

●	Modify the TME to allow improvements in cell targeting and viral amplification at the tumor site.

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

CLD-401, the first lead derived from the RedTail platform. CLD-401 is enveloped and overexpressed CD55 on its outer membrane. It is tropic for tumor cells and, when replicating, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology. We are developing additional leads from the RedTail platform including CLD-501 (anti-TROP2) and CLD-502 (anti-EpCAM), which co-express an in situ TCE and an IL-15 superagonist.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.3 million for the six-month period ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $149.9 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume, adversely affect the share price that we may obtain in future financings, and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Developments

Reverse Stock Split

On June 12, 2026, our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, to, at the discretion of the Board of Directors, to effect a reverse stock split with respect to our shares of issued and outstanding Common Stock, which consists of Voting Common Stock and Non-Voting Common Stock, at a ratio between 1-for-2 and 1-for-16 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board. On July 30, 2026, we effected the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-16. Our common stock commenced trading on a split-adjusted basis on July 31, 2026 under the existing symbol of “CLDI.

Financing Matters

On May 6, 2026, we issued a warrant (“Warrant”) to an accredited investor to purchase up to 1,086,957 unvested shares of our common stock (“Common Stock”) with an exercise price of $3.68 in a private placement transaction. The Warrant is exercisable beginning on the date that is six months from the issue date, and is subject to certain vesting conditions as described further. The holder of the Warrant may from time to time prior to July 8, 2026, agree to acquire, and we may agree to sell to such holder, up to an aggregate of $4.0 million of Common Stock in issuances registered under the Securities Act. The Warrant will vest in proportion to issuances described in the preceding sentence that are consummated. Neither the holder of the Warrant nor we have any obligation to agree to or consummate any such issuances.

On May 28, 2026, we amended and restated the Warrant to among other things: (i) condition the exercise of the Warrant and the issuance of the Common Stock upon exercise pursuant to the terms of the Warrant, to the receipt of the approval of our stockholders; (ii) increase the Minimum Vesting Acquisition Amount, as such term is defined in the Warrant, from $500,000 to $1,000,000; and (iii) to extend the Vesting Termination Date, as such term is defined in the Warrant, from July 8, 2026 to September 30, 2026;

New Facility Lease

On July 10, 2026, we entered into a new lease agreement (the “New Lease”) for approximately 9,038 rentable square feet of office and laboratory space located at 5580 Morehouse Drive, Suite 120, San Diego, California, with an initial term of 44 months commencing October 1, 2026, and expiring May 31, 2030, with one option to extend for an additional three years at the then-prevailing fair market rate. We will be required to make monthly base rental payments of approximately $52,000 per month for the first 12 months, with an annual 3% increase in such amount on each anniversary of the commencement date. We will also pay our share of operating expenses, property taxes and insurance, as well as a 3% management fee. We are required to deliver an irrevocable letter of credit of approximately $0.1 million within 10 calendar days of execution of the new lease.

Concurrently, we also entered into a Lease Termination Agreement with respect to our existing lease at 4475 Executive Drive, San Diego, California, which will terminate effective September 30, 2026 (the “Termination Date”), with no early termination fee payable. The Termination Agreement also reduces the remaining base rent payments due under the existing lease from June 1, 2026 through the Termination Date from approximately $118,000 per month to approximately $26,000 per month, and it also reduces the monthly estimated payment for Expenses, Taxes and insurance to a flat monthly fee of approximately $10,000 per month.

In connection with the Lease Termination Agreement, Mr. Camaisa entered into a Guarantee Termination Agreement to be effective on the Termination Date, pursuant to which, the Guarantee under the existing lease shall terminate and be of no further force or effect.

Appointment of Director

On June 17, 2026, our Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee appointed Dr. Corazon (Corsee) Sanders to serve as our Class III director, with a term expiring at our 2029 annual meeting of stockholders and until her successor is duly elected and qualified, or until her earlier death, resignation, retirement, disqualification, or removal. In addition, the Board appointed Dr. Sanders to serve as a member of the Audit Committee of the Board.

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

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, operations, and administrative roles. Other significant costs include professional service and consulting fees including legal fees relating to intellectual property and corporate matters, accounting fees, and costs for consultants utilized to supplement our personnel, insurance costs, travel costs, facility and office-related costs not included in research and development expenses and depreciation and amortization. We anticipate these expenses continuing and we also anticipate continued expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs.

In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Other Income (Expense), Net

Other income (expense), net, primarily includes interest income, interest expense, and the changes in fair value of warrants and derivatives. The changes in the fair value of these instruments are recorded in change in fair value of other liabilities and derivatives, and change in fair value of other liabilities and derivatives – related party, included as a component of other income (expense), net, in the unaudited condensed consolidated statements of operations.

Interest expense primarily consists of interest expense on our promissory and other notes, including from related parties, and other interest expense incurred from financing leases and other obligations.

Other income (expense), net, also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income on our unaudited condensed consolidated statements of operations when the related research and developments expenses are incurred.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$2,558	$2,593	$(35)	(1)%
General and administrative	1,592	3,071	(1,479)	(48)%
Total operating expenses	4,150	5,664	(1,514)	(27)%
Loss from operations	(4,150)	(5,664)	(1,514)	(27)%
Other expense, net
Total other expense, net	(5)	(93)	(88)	(95)%
Loss before income taxes	(4,155)	(5,757)	(1,602)	(28)%
Income tax provision	(5)	(4)	1	25%
Net loss	$(4,160)	$(5,761)	$(1,601)	(28)%

Research and Development Expenses

Research and development expenses were substantially flat for the three months ended June 30, 2026 and 2025 at $2.6 million. During the three months ended June 30, 2026, we recognized an increase in drug manufacturing and preclinical expenses of $0.6 million, offset by a decrease in rent expenses of $0.3 million, salaries and benefits of $0.2 million, and regulatory consulting costs of $0.1 million when compared to the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 and 2025 were $1.6 million and $3.1 million, respectively. The $1.5 million decrease during the three months ended June 30, 2026 was primarily due to a decrease in salaries and benefits of $1.1 million due to reduced headcount, legal expenses of $0.2 million, accounting expenses of $0.1 million, and consulting costs of $0.1 million when compared to the three months ended June 30, 2025.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2026 and 2025 were $5,000 and $0.1 million, respectively. The $0.1 million decrease during the three months ended June 30, 2026 was primarily due to an increase in interest income and a decrease of interest expense due to lower principal amounts owed on our debt when compared to the three months ended June 30, 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$5,145	$5,018	$127	3%
General and administrative	3,192	5,708	(2,516)	(44)%
Total operating expenses	8,337	10,726	(2,389)	(22)%
Loss from operations	(8,337)	(10,726)	(2,389)	(22)%
Other income (expense), net
Total other income (expense), net	78	(90)	168	187%
Loss before income taxes	(8,259)	(10,816)	(2,557)	(24)%
Income tax provision	(9)	(7)	2	29%
Net loss	$(8,268)	$(10,823)	$(2,555)	(24)%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 and 2025 were $5.1 million and $5.0 million, respectively. The $0.1 million increase during the six months ended June 30, 2026 was primarily attributable to an increase in drug manufacturing and preclinical expenses of $0.9 million, partially offset by a decrease in consulting expenses of $0.5 million, rent expenses of $0.2 million, and salaries and benefits of $0.1 million when compared to the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 and 2025 were $3.2 million and $5.7 million, respectively. The $2.5 million decrease during the six months ended June 30, 2026 was primarily due to a decrease in salaries and benefits of $1.7 million due to reduced headcount, accounting and audit fees of $0.3 million, rent expenses of $0.2 million, legal fees of $0.2 million, insurance expenses of $0.1 million, consulting expenses of $0.1 million, partially offset by an increase in public company expenses of $0.1 million when compared to the six months ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2026 and 2025 were $0.1 million in other income, net, and $0.1 million other expense, net, respectively. The $0.2 million increase during the six months ended June 30, 2026 primarily relates to a decrease in interest expense of $0.1 million and an increase in interest income of $0.1 million when compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had a cash balance of $4.1 million and a restricted cash balance of $0.2 million. Our debt and liability obligations as of June 30, 2026 include $2.1 million in accounts payable and accrued expenses and other current liabilities, $1.3 million in operating and finance lease liabilities and, $0.6 million in promissory notes maturing on July 1, 2027.

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

During the six months ended June 30, 2026, we received approximately $5.1 million in net proceeds from the March 2026 confidentially marketed public offering and $2.2 million in net proceeds from the At the Market Offering.

We may receive proceeds from the exercise of the 2,619,735 outstanding warrants if the holders elect to exercise such warrants. However, the exercise prices of a substantial portion of our outstanding warrants significantly exceed the current market price of our common stock. Accordingly, we do not expect the exercise of our warrants to be a material source of liquidity unless the market price of our common stock increases significantly above the applicable exercise prices. There can be no assurance that any warrants will be exercised, and we have not assumed the receipt of any such proceeds in our liquidity assessment.

Commitments and Contingencies

On October 10, 2022, we entered into an Office Lease Agreement (the “San Diego Lease”) that serves as our principal executive and administrative offices and laboratory facility. To secure and execute the San Diego Lease, Mr. Allan J. Camaisa, former Chief Executive Officer, provided a personal Guaranty of Lease of up to $0.9 million (the “Guaranty”) to the lessor for our future performance under the San Diego Lease agreement. As consideration for the Guaranty, we agreed to pay Mr. Camaisa 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Mr. Camaisa from the Guaranty by the lessor, whichever occurs first. The amount due was partially settled in April 2025. The San Diego Lease had an initial term of 4 years.

As described more fully in Recent Developments, on July 10, 2026, the Company entered into (i) a Lease Termination Agreement to terminate the San Diego Lease effective September 30, 2026 and (ii) a new lease agreement (the “New Lease”) for a different location effective October 1, 2026. Additionally, on July 10, 2026, Mr. Camaisa entered into a Guarantee Termination Agreement to be effective September 30, 2026.

On July 1, 2025, StemVac, GmbH entered into a finance lease agreement for laboratory equipment with an initial term that expires on May 31, 2029, with total payments of approximately €0.1 million.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein we may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of June 30, 2026, we do not believe it probable that we will incur these payments.

Cash Flow Summary for the six months ended June 30, 2026 and 2025

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Net cash (used in) provided by:
Operating activities	$(8,469)	$(12,011)	$3,542	29%
Investing activities	(38)	(64)	26	41%
Financing activities	6,988	7,639	(651)	(9)%
Effect of exchange rate on cash	(10)	6	(16)	(267)%
Net decrease in cash and restricted cash	$(1,529)	$(4,430)	$2,901	65%

Operating activities

Cash used in operating activities decreased $3.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to a $1.8 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, primarily related to reductions in headcount and professional fees, and a decrease of $1.7 million in cash used in operating assets and liabilities primarily as a result of $1.8 million less paid towards accounts payable and accrued expenses and other current liabilities in 2026 compared to the same period in 2025.

Investing activities

Net cash used in investing activities was $38,000 and $64,000 for the six months ended June 30, 2026 and 2025, respectively, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2026, which primarily related to proceeds from the March 2026 confidentially marketed public offering of $5.4 million, proceeds from the at the market offering of $2.0 million, partially offset by payment of financing costs of $0.3 million and repayment of finance lease obligations of $0.1 million.

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

Based on our current operating plan, available cash and additional access to capital discussed above under the “Liquidity and Capital Resources” section, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 appearing elsewhere in this Form 10-Q. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting estimates during the three and six months ended June 30, 2026.

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

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have employees and are contracted with and may continue to contract with foreign vendors that are located in Europe, particularly in Germany, where we operate through our wholly-owned subsidiary, StemVac GmbH. In October 2022, we also formed Calidi Biotherapeutics Australia Pty Ltd, a wholly-owned subsidiary in Australia, for purposes of operating in that country for a portion of our planned clinical trial activities. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2026 and 2025.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings

We are subject to litigation and contingencies in the ordinary course of our business, including those related to our business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the second quarter ended June 30, 2026.

Item 1A. Risk Factors

During the three and six months ended June 30, 2026, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Certificate of Amendment (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on July 31, 2026).

4.1	Form of Amended and Restated Warrant (incorporated herein by reference to Exhibit 4.1 to Form 8-K filed with the SEC on May 29, 2026).

10.1	Lease Agreement, dated July 10, 2026, by and between BP3-SD4 5580 Morehouse Drive LLC and Calidi Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 16, 2026).

10.2	Lease Termination Agreement, Dated July 10, 2026, by and between 4475 Executive Drive LLC and Calidi Biotherapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on July 16, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: August 13, 2026	By:	/s/ Eric Poma
	Name:	Eric Poma
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Andrew Jackson
	Name:	Andrew Jackson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

