Form 10-Q
period 2026-09-30
Calidi Biotherapeutics, Inc.
filed 2026-11-13
CIK 1855485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40789

Calidi Biotherapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2967193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5580 Morehouse Drive, Suite 120, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 794-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CLDI	NYSE American LLC

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

As of November 11, 2026, the registrant had 3,449,184 shares of common stock, $0.0001 par value, outstanding, excluding 9,375 non-voting shares of common stock held in escrow.

i

EXPLANATORY NOTE

On July 30, 2026, the Company effected a reverse stock split (the “2026 Reverse Stock Split”) of its shares of Common Stock, par value $0.0001 per share (“Common Stock”). As a result of the 2026 Reverse Stock Split, every sixteen (16) shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the 2026 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the 2026 Reverse Stock Split were rounded up to the next whole number. Immediately following the effectiveness of the 2026 Reverse Stock Split, there were approximately 2,445,427 shares of Common Stock outstanding, inclusive of 9,375 non-voting common stock held in escrow, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 330,000,000 shares. Trading of the Company’s shares of Common Stock on the NYSE American, LLC commenced on a split-adjusted basis on July 31, 2026.

All references in this Quarterly Report to the number of shares, and per share amounts, as well as option and warrant amounts and exercise prices, including the condensed consolidated financial statements and accompanying notes, have also been restated to give retroactive effect to the 2026 Reverse Stock Split.

ii

PART I. Financial Information

Item 1. Financial Statements

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$3,947	$5,600
Restricted cash, current	219	100
Prepaid expenses and other current assets	570	556
Total current assets	4,736	6,256
Noncurrent assets:
Restricted cash, noncurrent	-	119
Machinery and equipment, net	704	781
Operating lease right-of-use assets, net	83	1,682
Other noncurrent assets	-	19
Total assets	$5,523	$8,857

LIABILITIES AND TOTAL EQUITY
Current liabilities:
Accounts payable	$1,347	$595
Related party accounts payable	-	18
Accrued expenses and other current liabilities	1,517	1,186
Related party accrued expenses and other current liabilities	-	530
Promissory note and accrued interest, current	668	90
Operating leases, current	53	1,405
Finance leases, current	141	111
Total current liabilities	3,726	3,935
Noncurrent liabilities:
Operating leases, noncurrent	30	277
Finance leases, noncurrent	132	171
Promissory note, noncurrent	-	600
Warrant liability	4	107
Related party warrant liability	-	8
Total liabilities	3,892	5,098

Total equity
Common stock, $0.0001 par value, 330,000 shares authorized; 2,885 and 451 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	154,310	145,393
Common stock to be issued	891	-
Accumulated other comprehensive loss, net of tax	(35)	(13)
Accumulated deficit	(153,535)	(141,621)
Total equity	1,631	3,759
Total liabilities and total equity	$5,523	$8,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,703	$2,361	$7,848	$7,379
General and administrative	1,642	2,687	4,834	8,395
Total operating expenses	4,345	5,048	12,682	15,774
Loss from operations	(4,345)	(5,048)	(12,682)	(15,774)
Other income (expense), net:
Interest expense	(29)	(31)	(91)	(94)
Interest expense - related party	(8)	(10)	(19)	(71)
Change in fair value of other liabilities and derivatives	59	(93)	103	(79)
Change in fair value of other liabilities and derivatives - related party	5	(7)	8	(5)
Grant income	-	-	-	50
Other income (expense), net	681	18	785	(14)
Total other income (expense), net	708	(123)	786	(213)
Loss before income taxes	(3,637)	(5,171)	(11,896)	(15,987)
Provision for income taxes	(9)	(10)	(18)	(17)
Net loss	(3,646)	(5,181)	(11,914)	(16,004)
Net loss attributable to noncontrolling interest	-	(32)	-	(154)
Net loss attributable to controlling interest	(3,646)	(5,149)	(11,914)	(15,850)
Deemed dividend on warrants	-	(5,673)	(309)	(5,673)
Net loss attributable to common stockholders	$(3,646)	$(10,822)	$(12,223)	$(21,523)
Net loss per share - basic and diluted	$(1.47)	$(35.25)	$(8.05)	$(102.49)
Weighted average shares outstanding - basic and diluted	2,476	307	1,519	210

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(3,646)	$(5,181)	$(11,914)	$(16,004)
Other comprehensive (expense) income, net of tax:
Foreign currency translation adjustment	(9)	-	(22)	15
Comprehensive loss	(3,655)	(5,181)	(11,936)	(15,989)
Comprehensive loss attributable to noncontrolling interest	-	(32)	-	(154)
Comprehensive loss attributable to common stockholders	$(3,655)	$(5,149)	$(11,936)	$(15,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

For the three and nine months ended September 30, 2026 and 2025 (unaudited)

(In thousands, except shares)

	Common Stock		Additional Paid-in	Common Stock	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	to be Issued, Net	Income (Loss)	Deficit	Equity
Balances at January 1, 2026	451,076	$-	$145,393	$-	$(13)	$(141,621)	3,759
Issuance of common stock through the March Confidentially Marketed Public Offering, net	142,421	-	5,057	-	-	-	5,057
Issuance of common stock in connection with the exercise of pre-funded warrants	143,188	-	5	-	-	-	5
Stock-based compensation	-	-	231	-	-	-	231
Foreign currency translation adjustments	-	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	-	(4,108)	(4,108)
Balances at March 31, 2026	736,685	$-	$150,686	$-	$(22)	$(145,729)	$4,935
Issuance of common stock through the At the Market Offering	875,656	-	2,200	-	-	-	2,200
Issuance of common stock in connection with the exercise of pre-funded warrants	470,307	-	5	-	-	-	5
Stock-based compensation	-	-	157	-	-	-	157
Foreign currency translation adjustments	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	(4,160)	(4,160)
Balances at June 30, 2026	2,082,648	$-	$153,048	$-	$(26)	$(149,889)	$3,133
Issuance of common stock through the At the Market Offering	526,640	-	902	-	-	-	902
Issuance of common stock in connection with the exercise of warrants	27,405	-	39	-	-	-	39
Issuance of common stock in connection with the 2026 Registered Direct Offering	230,769	-	259	891	-	-	1,150
Issuance of common stock for 2026 Reverse Stock Split fractional shares	17,545	-	-	-	-	-	-
Issuance of common stock in connection with release of restricted stock units	75	-	-	-	-	-	-
Stock-based compensation	-	-	62	-	-	-	62
Foreign currency translation adjustments	-	-	-	-	(9)	-	(9)
Net loss	-	-	-	-	-	(3,646)	(3,646)
Balances at September 30, 2026	2,885,082	$-	$154,310	$891	$(35)	$(153,535)	$1,631

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Non-Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances at January 1, 2025	108,166	$-	$123,277	$(28)	$(121,715)	$1,534	$434	$1,968
Issuance of common stock through the At the Market Offering	13,980	-	2,754	-	-	2,754	-	2,754
Issuance of common stock through the January Confidentially Marketed Public Offering, net	26,042	-	3,607	-	-	3,607	-	3,607
Issuance of common stock in connection with the 2025 Registered Direct Offering and Concurrent Private Placement, net	17,318	-	3,423	-	-	3,423	-	3,423
Issuance of common stock in connection with release of restricted stock units	128	-	-	-	-	-	-	-
Stock-based compensation	-	-	607	-	-	607	-	607
Foreign currency translation adjustments	-	-	-	2	-	2	-	2
Net loss	-	-	-	-	(4,986)	(4,986)	(76)	(5,062)
Balances at March 31, 2025	165,634	$-	$133,668	$(26)	$(126,701)	$6,941	$358	$7,299
Issuance of common stock in connection with the exercise of pre-funded warrants	14,209	-	3	-	-	3	-	3
Stock-based compensation	-	-	522	-	-	522	-	522
Foreign currency translation adjustments	-	-	-	13	-	13	-	13
Net loss	-	-	-	-	(5,715)	(5,715)	(46)	(5,761)
Balances at June 30, 2025	179,843	$-	$134,193	$(13)	$(132,416)	$1,764	$312	$2,076
Issuance of common stock for Reverse Stock Split fractional shares	1,520	-	-	-	-	-	-	-
Issuance of common stock through August Public Offering	120,173	-	5,768	-	-	5,768	-	5,768
Exercise of pre-funded warrants	95,762	-	2	-	-	2	-	2
Issuance of common shares through July Inducement Offer, net of financing costs	34,350	-	4,004	-	-	4,004	-	4,004
Stock-based compensation	-	-	529	-	-	529	-	529
Foreign currency translation adjustments	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	(5,149)	(5,149)	(32)	(5,181)
Balances at September 30, 2025	431,648	$-	$144,496	$(13)	$(137,565)	$6,918	$280	$7,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIDI BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,914)	$(16,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281	1,228
Stock-based compensation	450	1,658
Change in fair value of other liabilities and derivatives	(111)	84
Loss on disposal of fixed assets	2	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	(38)
Accounts payable	717	(924)
Accrued expenses and other current liabilities	(366)	(1,185)
Operating lease liabilities	(851)	(1,068)
Net cash used in operating activities	(10,807)	(16,249)
Cash flows from investing activities:
Purchase of machinery and equipment	(62)	(91)
Proceeds from the sale of machinery and equipment	1	-
Net cash used in investing activities	(61)	(91)
Cash flows from financing activities:
Proceeds from public offerings	5,369	12,663
Proceeds from at the market offering	3,199	-
Proceeds from registered direct offering	1,200	3,503
Proceeds from warrant inducement financing	-	4,136
Proceeds from the exercise of warrants and pre-funded warrants	49	5
Payment of financing costs	(437)	(725)
Repayment of principal on term notes payable	-	(200)
Repayment of principal on related party term notes payable	-	(2,000)
Repayment of principal on related party bridge loan payable	-	(200)
Repayment of financing lease activities	(144)	(63)
Net cash provided by financing activities	9,236	17,119
Effect of exchange rate changes on cash	(21)	6
Net (decrease) increase in cash and restricted cash	(1,653)	785
Cash and restricted cash at beginning of period	5,819	9,809
Cash and restricted cash at end of period	$4,166	$10,594
Supplemental disclosures of cash flow information:
Cash paid for interest	$147	$846
Cash paid for income taxes	$4	$12
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on warrants	$309	$5,673
Financing fees included in accounts payable and accrued liabilities	$36	$111
Machinery and equipment acquired through financing leases	$141	$152
Reduction to lease liabilities due to remeasurements	$(752)	$-
Reduction to right-of-use assets due to remeasurements	$(593)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company’s operations to date have focused on organization and staffing, business planning, raising capital, licensing, acquiring and developing technology, establishing an intellectual property portfolio, identifying potential product candidates and undertaking preclinical studies, process development and manufacturing for preclinical and clinical trials.

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

All references to share and per share amounts for all periods presented in the unaudited condensed consolidated financial statements have been retrospectively restated to reflect the 2026 Reverse Stock Split. All rights to receive shares of common stock under outstanding securities, including but not limited to, warrants, options, and restricted stock units (“RSUs”) were adjusted to give effect to the reverse stock split. Furthermore, proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Equity Incentive Plan.

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

The Company has experienced recurring losses from operations and negative cash flows from operating activities, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $153.5 million at September 30, 2026, and during the nine months ended September 30, 2026, the Company used $10.8 million of cash for operating activities. As of September 30, 2026, the Company had cash of $3.9 million and restricted cash of $0.2 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future. On November 6, 2026, the Company implemented a restructuring plan, which will result in a reduction of approximately 67% of its headcount, to reduce costs, extend the Company's operating runway, and preserve capital while pursuing additional financing.

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to state fairly the Company’s financial position, results of operations and cash flows. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Form 10-K, which was filed with the SEC on March 27, 2026.

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

For all VIEs in which the Company is involved, it assesses whether it is the primary beneficiary on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIE's performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and the Company consolidates the VIE. In situations where the Company is not deemed to be the primary beneficiary of the VIE, it does not consolidate the VIE and only recognizes the Company’s interests in the VIE.

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

The Company classifies cash that has contractual or legal restrictions imposed by third parties as restricted cash, which is restricted as to withdrawal or use except for the specified purpose under a contract. The Company's restricted cash balances relate to (i) collateral for a letter of credit issued by the Company's financial institution to its landlord for the lease of office and laboratory space and (ii) for collateral to its financial institution for the Company’s corporate credit card program with that financial institution.

The following table provides a reconciliation of cash and restricted cash shown in the accompanying unaudited condensed consolidated statements of cash flows to the cash and restricted cash balances reported within the balance sheets as of such dates (in thousands):

	September 30, 2026	September 30, 2025
Cash	$3,947	$10,375
Restricted cash, current	219	100
Restricted cash, noncurrent	-	119
Total cash and restricted cash as shown in the unaudited condensed consolidated statements of cash flows	$4,166	$10,594

Machinery and Equipment

Machinery and equipment are stated at cost, less accumulated depreciation, and includes assets purchased under financing leases. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally over a period of three to five years. For equipment purchased under financing leases, the Company depreciates the equipment based on the shorter of the useful life of the equipment or the term of the lease, ranging from three to five years, depending on the nature and classification of the financing lease. Maintenance and repairs are expensed as incurred whereas significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in the Company’s unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2025, the Company recognized approximately $50,000 in grant income in the accompanying unaudited condensed consolidated statements of operations. The Company did not recognize any grant income during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2026.

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

Foreign Currency Translation Adjustments and Other Comprehensive Income or Loss

StemVac is located and operates in Germany, and its functional currency is the Euro. Calidi Australia is located and operates in Australia, and its functional currency is the Australian Dollar (“AUD”). Accordingly, StemVac’s and Calidi Australia’s assets and liabilities are translated using respective published exchange rates in effect at the unaudited condensed consolidated balance sheet date. Expenses and cash flows are translated using respective approximate weighted average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the unaudited condensed consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2026 and 2025, comprehensive loss includes such foreign currency translation adjustments and was insignificant for all periods presented.

Foreign Currency Transaction Gains and Losses

For transactions denominated in currencies other than the U.S. dollar, the Company recognizes foreign currency transaction gains and losses in the unaudited condensed consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. The Company’s foreign currency transaction gains and losses are principally generated by intercompany transfers to StemVac denominated in Euros to pay for the research and development activities performed by StemVac under an intercompany development agreement with the Company. Furthermore, the Company’s foreign currency transaction gains and losses include intercompany transfers to Calidi Australia denominated in AUD to pay for the research and development activities performed by Calidi Australia. These foreign currency remeasurement gains and losses are included in other income (expense), net, in the accompanying condensed consolidated statements of operations and were insignificant for all periods presented.

Stock-Based Compensation

The Company recognizes compensation expense related to employee stock option grants and restricted stock unit grants, if any, in accordance with ASC 718, Compensation — Stock Compensation.

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes stock-based compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. The reversal of stock-based compensation expense previously recognized for an award that is forfeited because of a failure to satisfy a service condition is recognized in the period of the forfeiture. Generally, and unless otherwise specified, the Company grants stock options with service-based only vesting conditions and records the expense for these awards using the straight-line method over the requisite service period.

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

As a result of the Company reporting net loss attributable to common stockholders for all periods presented herein, the following common stock equivalents were excluded from the computation of diluted net loss per common share for the nine months ended September 30, 2026 and 2025 because including them would have been antidilutive:

	Nine Months Ended September 30,
	2026	2025
Warrants for common stock	1,863,820	314,194
Employee stock options	131,309	17,658
Earnout shares	9,375	9,375
Total common stock equivalents	2,004,504	341,227

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (or CODM), the Executive Management Team, consisting of the Chief Executive Officer, Chief Financial Officer, and Chief Scientific Officer and Head of Technical Operations.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Salaries and benefits	$1,613	$2,486	$4,967	$7,632
Insurance	181	134	548	608
Legal	311	373	730	1,022
Consulting	352	364	991	1,575
Rent and Maintenance	274	584	1,086	1,759
Clinical & research and development	1,092	402	2,894	1,292
Depreciation expense	95	105	271	292
Other operating expense (1)	427	600	1,195	1,594
Total operating expenses	4,345	5,048	12,682	15,774
Loss from operations	(4,345)	(5,048)	(12,682)	(15,774)
Other income (expense), net
Change in fair value of other liabilities and derivatives	64	(100)	111	(84)
Other non-operating income (expense), net (2)	644	(23)	675	(129)
Provision for income taxes	(9)	(10)	(18)	(17)
Net Loss	$(3,646)	$(5,181)	$(11,914)	$(16,004)

(1)
Other operating expense includes office expenses and marketing expenses.
(2)
Other non-operating income (expense), net includes interest expense, grant income and other income (expense), net.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the nine months ended September 30, 2026.

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

3.
Fair Value of Financial Instruments

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis, inclusive of related party components, as of September 30, 2026 and December 31, 2025 (in thousands):

Description	Level	September 30, 2026	December 31, 2025
Public Warrants	1	$3	$99
Private Warrants	2	1	16
Total warrant liabilities at fair value		$4	$115

The Company’s financial instruments consist of cash, restricted cash, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities. The carrying value of these financial instruments is generally considered to approximate their fair values because of the short-term nature of those instruments.

4.
Selected Balance Sheet Components

Accrued Expenses and Other Current Liabilities

As of September 30, 2026 and December 31, 2025, accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$649	$884
Accrued vendor and other expenses	868	832
Total accrued expenses and other current liabilities	$1,517	$1,716

Prepaid Expenses and Other Current Assets

As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$141	$120
Prepaid insurance	-	302
CAM receivable	121	-
Other	308	134
Total prepaid expenses and other current assets	$570	$556

5.
Machinery and Equipment, net

As of September 30, 2026 and December 31, 2025, machinery and equipment, net, was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$2,549	$2,575
Accumulated depreciation	(1,845)	(1,794)
Machinery and equipment, net	$704	$781

Depreciation expense was approximately $0.1 million and $0.3 million in each of the three and nine months ended September 30, 2026 and 2025, respectively.

6.
Related Party Transactions

The following table presents the various significant related party transactions and investments in the Company for the periods presented (in thousands):

	Description of investment or transaction	September 30, 2026	December 31, 2025
Director F	Severance accrual(1)	$-	$195
Director F	Lease guaranty(2)	$-	$14
Director F and Director A	Warrant liability(3)	$-	$8
Officer G	Severance accrual(4)	$-	$65
Officer A	Severance accrual(5)	$-	$158
Company A related to Director G	Accounts payable and accrued expenses(6)	$-	$130

(1)
On April 22, 2025, the Company executed a General Release of Claims and Transition Agreement (“Release Agreement”) with Mr. Camaisa, (Director F referenced above), and was obligated to pay Director F $0.5 million separation pay in the form of compensation continuation over 12 months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall also be liable to pay Director F COBRA premiums for 12 months, commencing May 2025, of which $0.2 million was outstanding as of December 31, 2025. Director F was also entitled to receive transition and consulting pay of $10,000 per month during the transition period. The agreement terminated on December 31, 2025, and $0.1 million was expensed under the agreement. During the nine months ended September 30, 2026, the balance was settled in full, and no amounts were outstanding as of September 30, 2026.
(2)
In October 2022, in order for the Company to secure and execute the San Diego Lease discussed in Note 11, Director F provided a personal Guaranty of Lease of (the “Guaranty”) up to $0.9 million to the lessor for the Company’s future performance under the San Diego Lease agreement. As consideration for the Guaranty, the Company agreed to pay Director F 10% of the Guaranty amount for the first year of the San Diego Lease, and 5% per annum of the Guaranty amount thereafter through the life of the lease, with all amounts accrued and payable at the termination of the San Diego Lease or release of Director F from the Guaranty by the lessor, whichever occurs first (the "Guaranty Note"). As of December 31, 2025, the amount shown in the table above represents the present value of the Guaranty Note, including accrued interest as of such date, which is included in operating lease right-of-use liability, current. The Guaranty Note was partially settled in April 2025. On July 10, 2026, in connection with a lease termination agreement the Company entered into for the Executive Drive Lease, Director F entered into a guaranty termination agreement (the "Guaranty Termination Agreement") with the Company's landlord effective September 30, 2026, at which point the Company paid the remaining balance of the Guaranty Note to Director F in the amount of approximately $33,000. As of September 30, 2026, no amounts are due to Director F under the Guaranty Note, and the Guaranty is of no further force or effect.
(3)
Fair value is de minimis. See Note 8 for disclosures related to Warrants.
(4)
On August 8, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer G, and was obligated to pay to Officer G $0.1 million in relation to a negotiated bonus for the NNV1 and SNV1 IND approvals and $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer G’s COBRA premiums for six months, commencing August 2025. During the nine months ended September 30, 2026, the balance was settled in full, and no amounts were outstanding as of September 30, 2026.
(5)
On September 17, 2025, the Company executed a General Release of Claims and Separation Agreement with Officer A, and was obligated to pay to Officer A (i) a bonus in the amount of $0.1 million, upon the successful and effective corporate spin-off, out-licensing, or similar transaction relating to Nova Cell prior to October 31, 2025, and (ii) $0.2 million severance pay in the form of compensation continuation over six months pursuant to the Company’s regular and customary payroll schedule, less all regular and customary payroll withholdings and shall pay Officer A’s COBRA premiums for six months, commencing October 2025. As of December 31, 2025, $0.2 million of severance pay and related benefits were included in related party accrued expenses and other liabilities. During the nine months ended September 30, 2026, the balance was settled in full, and no amounts were outstanding as of September 30, 2026.
(6)
On December 13, 2024, the Company executed a Master Services Agreement with Company A, related to Director G, to engage Company A for contract research organization (“CRO”) services and other clinical development services. As part of the Master Services Agreement, the Company was obligated to pay to Company A i) all reimbursable expenses and (ii) all undisputed invoiced amounts for services. As of December 31, 2025, the Company accrued $0.1 million due to Company A, which is included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. During the year ended December 31, 2025, the Company incurred $0.6 million in expenses related to services from Company A. No expenses were incurred during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2026, the balance was settled in full, and no amounts were outstanding as of September 30, 2026.
7.
Debt

On July 1, 2024, the Company entered into a Loan Agreement with a third-party lender (the “Lender”). Under the Loan Agreement, the Lender agreed to loan the Company the principal amount of $0.6 million pursuant to the terms of the promissory note dated July 1, 2024 (the “Promissory Note”), which bears a simple interest rate at 15% per annum and matures on the third calendar year from July 1, 2024 (the “Maturity Date”) unless due earlier due to an event of a default. The Company agreed to pay annual payments of accrued interest after each calendar year until any remaining interest is paid in full on the Maturity Date.

The Company’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$68	$668
Less: current portion of long-term debt			(668)
Long-term debt, net of current portion			$-

	December 31, 2025
	Unpaid Balance	Accrued Interest	Net Carrying Value
Promissory note	$600	$90	$690
Less: current portion of long-term debt			(90)
Long-term debt, net of current portion			$600

Scheduled maturities of outstanding debt, net of discounts, as of September 30, 2026 are as follows (in thousands):

Year ending December 31,	Amount
2026 (October - December)	$-
2027	600
Plus: accrued interest	68
Total debt	$668

The weighted average interest rate related to the Company’s outstanding debt was approximately 15% as of September 30, 2026 and December 31, 2025. Interest expense related to the Company’s outstanding debt totaled approximately $23,000 and $27,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $68,000 and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, which is reported within other income (expense), net, in the unaudited condensed consolidated statements of operations.

8.
Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Preferred Stock

Pursuant to the Second Amended and Restated Certificate of Incorporation filed on September 19, 2023 (“the Amended Articles”), the Company is authorized to issue a total of 1,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Amended Articles, the Company is authorized to issue 330,000,000 shares of common stock, par value $0.0001 per share, of which 312,000,000 shares are designated as Voting Common Stock (“Common Stock”) and 18,000,000 are designated as Non-Voting Common Stock (the “Non-Voting Common Stock”). As of September 30, 2026 and December 31, 2025, there were 2,885,082 and 451,076 shares of common stock issued and outstanding, respectively, and 9,375 shares of non-voting common stock outstanding as of both September 30, 2026 and December 31, 2025. Since inception to date, no dividends have been declared or paid.

As of September 30, 2026 and December 31, 2025, common stock reserved for future issuance consisted of the following:

	September 30, 2026	December 31, 2025
Common stock warrants outstanding	1,863,820	314,194
Common stock options issued and outstanding	131,309	17,658
Shares available for future issuance under the 2023 Equity Incentive Plan	378	6,032
Shares reserved under the 2023 Employee Stock Purchase Plan	2,051	2,051
	1,997,558	339,935

Nova Cell Investment

On July 26, 2024, the Board of Directors of the Company acknowledged a strategic investment of approximately $2.0 million by an accredited investor, a related-party, (the “Investor”) into Nova Cell, a subsidiary of the Company, in exchange for the issuance of 7,500,000 shares of Nova Cell’s common stock to the Investor, representing 25% of Nova Cell’s fully-diluted capitalization. Nova Cell’s common stock was not adjusted when the Company effected its 2026 Reverse Stock Split.

On October 27, 2025, the Company entered into a Stock Repurchase Agreement (the “SRA”) and Material Purchase Agreement (the “MPA,” and together with the SRA, the “Agreements”), with Nova Cell. In accordance with the Agreements, the Company sold and transferred all 22,500,000 of its shares of common stock in Nova Cell (the “Repurchased Shares”), representing an ownership interest of 75%, back to Nova Cell, for a purchase price of $6.0 million (the “Purchase Price”). The Purchase Price for the Repurchased Shares was or shall be satisfied (i) in part by cancellation of indebtedness under the September 17, 2024, promissory note, net of specified offsets (including a $50 thousand cash offset), resulting in an Indebtedness Cancellation Amount of $1.2 million, and (ii) the balance, by Deferred Consideration of $4.8 million payable after closing, as more fully described in the SRA. As of September 30, 2026, no Deferred Consideration has been recognized, and the full amount remains constrained until underlying uncertainties are resolved. After the Deferred Consideration is fully satisfied, the SRA also provides for an ongoing royalty at a fixed percentage of Covered Gross Revenue attributable to or derivative of the materials listed on Schedule A to the MPA, ending on the tenth anniversary of Nova Cell’s first product sale. Furthermore, as part of the Agreements, the Company sold and transferred certain materials to Nova Cell as listed on Schedule 1 to the MPA. Following the closing of the Agreements, Nova Cell is no longer a subsidiary of the Company.

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

On February 4, 2025, the Company increased the maximum aggregate offering amount of the shares of the Company’s common stock, par value $0.0001 per share, issuable under the Sales Agreement from $5.1 million to $11.2 million by filing a prospectus supplement under the Sales Agreement for an aggregate of $6.1 million. During the three and nine months ended September 30, 2026, the Company sold 526,640 and 1,402,296 shares of common stock, respectively for net proceeds of approximately $0.9 million and $3.1 million, respectively, under the Sales Agreement. As a result of a prospectus supplement filed for a registered direct offering completed in September 2026 discussed further below, there are no further amounts available to sell pursuant to the Sales Agreement.

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

March 2025 Registered Direct Offering and Concurrent Private Placement

On March 28, 2025, the Company entered into a Securities Purchase Agreement with a single institutional investor, pursuant to which the Company agreed to issue to the Purchaser in a registered direct offering 17,318 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $124.80 per Share pre-funded warrants (“PFW”) to purchase up to an aggregate of 14,209 shares of Common Stock at a purchase price of $124.61 per Pre-funded Warrant and an exercise price of $0.001 per share (the “PFW Shares”). Concurrently, the Securities Purchase Agreement also provided for a private placement of Series G common stock purchase warrants to purchase up to 31,527 shares of common stock (the “Series G Warrants”). Such registered direct offering and concurrent private placement are referred to herein as the “2025 RDO and Concurrent Private Placement.”

The Shares, the PFW, and the PFW Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-284229), which was declared effective by the SEC on February 7, 2025. The Series G Warrants were issued without registration under the Securities Act and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

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

Each of the Common Warrants included provisions in relation to the reset of the exercise price on two separate occasions: (i) on the forty-fifth (45th) calendar day following the date of issuance (April 23, 2026) and (ii) the sixth (6th) trading day immediately following the date on which a reverse stock split of the Common Stock is approved and deemed effective during the fiscal year ended December 31, 2026, to a price equal to the lesser of (i) the then exercise price and (ii) 90% of the lowest five-day volume weighted average prices for the five (5) trading days immediately preceding the date that is forty-five calendar days after issuance of the Series J Warrants, the Series K Warrants, and the Series L Warrants, as applicable. Notwithstanding the foregoing, in no event at any time prior to, or including, the first reset trigger date, could the exercise price be adjusted to a price that is lesser than $4.00 per share. On April 23, 2026, the exercise prices of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $4.00. On August 7, 2026, the exercise price of the Series J Warrants, the Series K Warrants, and the Series L Warrants were reset to $1.4386. On September 9, 2026, the outstanding Series L Warrants expired.

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

•
31,527 shares of common stock, on exercise of the Series G common stock warrants at an exercise price of $133.52 per share;
•
17,450 shares of common stock, on exercise of the Series H common stock warrants at an exercise price of $134.40 per share; and
•
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

Unregistered Warrant Issuance

On May 6, 2026, the Company issued a warrant (the “Warrant”) to purchase up to 1,086,957 unvested shares of Common Stock of the Company, with an exercise price of $3.68 to an accredited investor in a private placement transaction.

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

On May 28, 2026, the Company amended and restated the Warrant to, among other things: (i) condition the exercise of the Warrant and the issuance of the Common Stock upon exercise pursuant to the terms of the Warrant, to the receipt of the approval of the stockholders of the Company; (ii) increase the Minimum Vesting Acquisition Amount, as such term is defined in the Warrant, from $500,000 to $1,000,000; and (iii) to extend the Vesting Termination Date, as such term is defined in the Warrant, from July 8, 2026 to September 30, 2026. All other terms remain unchanged. The Minimum Vesting Acquisition Amount was not achieved by the Vesting Termination Date, and as such, all unvested shares under the Warrant have been cancelled, and the investor has no further rights under the Warrant.

2026 Registered Direct Offering

On September 17, 2026, the Company entered into a stock purchase agreement with certain accredited investors and/or qualified institutional buyers (the "Purchasers"), pursuant to which the Company agreed to issue and sell directly to the Purchasers in a registered direct offering (the "2026 RDO") an aggregate of 1,025,640 shares of the Company's common stock at a purchase price of $1.17 per share for net proceeds of approximately $1.2 million. The 2026 RDO closed on September 21,

2026. As of September 30, 2026, 230,769 shares have been issued with the value of the remaining 794,871 shares of common stock to be issued, net of fees, shown separately in the accompanying condensed consolidated statement of total equity.

Warrants

As of September 30, 2026 and December 31, 2025, the Company has outstanding warrants to purchase 1,863,820 and 314,194 shares of Common Stock, respectively, consisting of the following:

	September 30, 2026	December 31, 2025	Exercise Price	Issuance Date	Expiration Date
Private Warrants(1)	1,000	1,000	$22,080.00	9/12/2023	9/12/2028
Public Warrants(2)	5,990	5,990	$22,080.00	9/12/2023	9/12/2028
Warrants to purchase Restricted Shares	210	210	$2,534.40	2/21/2024	2/21/2029
Warrants to purchase Restricted Shares	3,125	3,125	$364.80	7/28/2024	7/28/2027
Placement Agent Warrants	396	396	$1,267.20	4/18/2024	4/18/2029
Placement Agent Warrants	279	279	$720.00	6/3/2024	6/3/2029
Placement Agent Warrants	534	534	$240.00	10/24/2024	4/24/2030
Placement Agent Warrants	1,156	1,156	$405.60	11/15/2024	5/15/2030
Placement Agent Warrants	1,303	1,303	$204.00	1/10/2025	1/10/2030
Placement Agent Warrants	1,577	1,577	$156.00	3/31/2025	3/31/2030
Representative Warrants	10,784	10,784	$48.00	8/21/2025	8/21/2030
Underwriter Warrants	37,796	—	$10.00	3/9/2026	3/9/2031
Series A Warrants	3,401	3,401	$291.84	4/18/2024	4/18/2029
Series B-1 Warrants	91	91	$291.84	6/3/2024	6/3/2029
Series C-1 Warrants	1,123	1,123	$291.84	6/3/2024	6/3/2029
Series C-1 Warrants	261	261	$291.84	8/8/2024	8/7/2029
Series C-1 Warrants	262	262	$291.84	8/16/2024	8/15/2029
Series D Warrants	1,147	1,147	$291.84	6/3/2024	12/3/2029
Series G Warrants	31,527	31,527	$8.00	3/31/2025	3/28/2033
Series H Warrants	34,353	34,353	$8.00 – $134.40	7/10/2025	1/10/2031
Series I Warrants	215,675	215,675	$8.00 – $32.00	8/21/2025	8/21/2030
Series J Warrants	755,915	-	$4.00	3/9/2026	3/9/2031
Series K Warrants	755,915	-	$4.00	3/9/2026	3/9/2027
	1,863,820	314,194

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
(2)
The Public Warrants became exercisable 30 days after the closing of the FLAG Merger. Each warrant is exercisable for one share of the Company’s common stock.

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

The following table summarizes the Company’s aggregate warrant activity for the nine months ended September 30, 2026.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2026	314,194	$559.52	4.79
Issued	2,919,036
Exercised	(143,188)
Cancelled	-
Outstanding at March 31, 2026	3,090,042	$59.84	2.07
Issued	-
Exercised	(470,307)
Cancelled	-
Outstanding at June 30, 2026	2,619,735	$67.15	2.19
Issued	-
Exercised	(27,405)
Expired	(728,510)
Outstanding at September 30, 2026	1,863,820	$90.68	2.75

The following table summarizes the Company’s aggregate warrant activity for the nine months ended September 30, 2025.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at January 1, 2025	56,941	$2,962.56	3.63
Issued	48,616
Exercised	-
Cancelled	-
Outstanding at March 31, 2025	105,557	$1,658.88	4.13
Issued	-
Exercised	(14,209)
Cancelled	(3,598)
Outstanding at June 30, 2025	87,750	$1,963.30	4.8
Issued	356,312
Exercised	(129,868)
Cancelled	-
Outstanding at September 30, 2025	314,194	$559.85	5.04

9.
Stock-Based Compensation

2023 Equity Incentive Plan

On September 12, 2023, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan reserved the right for the Compensation Committee or the Board of Directors acting as the Compensation Committee, as the administrator of the plan (the “Administrator”), to issue up to 2,051 equity awards, including stock options (“Options”), restricted stock awards (“Restricted Stock”), dividend equivalents awards, stock payment awards, restricted stock units (“RSUs”) and/or stock appreciation rights (“SARs,” together with Options, Restricted Stock and RSUs, “Awards”), according to its discretion. On July 9, 2025, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 2,051 to 17,676, and on June 12, 2026, the Company’s stockholders approved an amendment to the 2023 Plan to increase the aggregate number of shares of common stock authorized for grant under the 2023 Plan from 17,676 to 121,875. Awards may be granted under the 2023 Plan to the Company’s employees, directors, and consultants. As of September 30, 2026, the Administrator has issued RSUs and stock options under the 2023 Plan.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following categories on the accompanying unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$28	$97	$122	$354
General and administrative	34	432	328	1,304
Total	$62	$529	$450	$1,658

On January 18, 2023, the Board approved a repricing of approximately 0.2 million stock options previously granted at weighted average exercise price of $17,798.40 per share to the then current fair value of $13,651.20 per share pursuant to an updated valuation report. The three and nine months ended September 30, 2026 include an insignificant noncash compensation charge in connection with this repricing, and as of September 30, 2026, there is no remaining noncash compensation charge to recognize for this modification. The three and nine months ended September 30, 2025 includes a noncash compensation charge of approximately $15,000 and $48,000, in connection with this repricing. The stock option repricing and the acceleration of vesting were accounted for as a modification.

The weighted-average estimated fair value of stock options with service-conditions granted during the three months ended September 30, 2026 and 2025 was $1.06 and $42.72 per share, respectively, and during the nine months ended September 30, 2026 and 2025 was $1.06 and $49.76, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average volatility	87.15%	88.50%	87.15%	87.84%
Weighted average risk-free rate	4.37%	3.83%	4.37%	3.93%
Expected term (in years)	5.95	5.59	5.95	5.78
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any U.S. federal or state income tax provision or benefit due to net losses incurred for all periods presented. The Company’s net deferred tax assets generated mainly from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized. StemVac’s income tax provision in Germany for all periods presented was insignificant.

11.
Commitments and Contingencies

Operating and Financing Leases

The Company leased approximately 15,000 square feet of laboratory and office space (the "Premises") on Executive Drive in San Diego, California (the "Executive Drive Lease"), which was originally scheduled to expire on March 31, 2027. The Executive Drive Lease required monthly base rent payments of approximately $0.1 million for the first 12 months that increased annually by 3%, together with a management fee equal to 3% of the monthly base rent and the Company's share of operating expenses, taxes and insurance.

Upon execution of the Executive Drive Lease, the Company provided the landlord with a letter of credit of approximately $0.1 million. To secure the letter of credit, the Company provided the issuing bank with a restricted cash deposit that may not be used for any other purpose.

Also to secure the Executive Drive Lease, the Company's former Chief Executive Officer provided a guaranty of the Company's obligations under the lease. As consideration, the Company issued a Guaranty Note as discussed more fully in Note 6. In April 2025, the Company paid down approximately $0.2 million of the Guaranty Note.

On July 10, 2026, the Company entered into a lease for approximately 9,000 square feet of office and laboratory space (the "New Premises") located at 5580 Morehouse Drive, San Diego, California (the "Morehouse Lease"), with an affiliate of the landlord under the Executive Drive Lease. The contractual lease term began on October 1, 2026 and expires on May 31, 2030, with a one-time option to extend the term for an additional three years at the then-prevailing fair market rates. Monthly base rent is approximately $52,000 during the first twelve months and increases 3% annually thereafter. The Company is also responsible for a management fee equal to 3% of the base rent and its share of operating expenses, property taxes and insurance. The Company provided an irrevocable letter of credit of approximately $0.1 million.

Also on July 10, 2026, the Company entered into a lease termination agreement (the "Termination Agreement") with the landlord to the Executive Drive Lease, pursuant to which, the Executive Drive Lease terminated September 30, 2026 (the “Termination Date”), with no early termination fee payable on the Executive Drive Lease. The Termination Agreement also reduced the remaining base rent obligations under the Executive Drive Lease from June 1, 2026 through the Termination Date from approximately $0.1 million per month to approximately $26,000 per month, and it also reduced the monthly estimated payment for expenses, property taxes and insurance to a flat monthly fee of approximately $10,000 per month.

In connection with the Termination Agreement, the former Chief Executive Officer entered into the Guaranty Termination Agreement, effective on September 30, 2026, pursuant to which, the guaranty is of no further force or effect. The Company also paid the remaining balance of the Guaranty Note of approximately $33,000, and no amounts remained outstanding under the Guaranty Note as of September 30, 2026.

The Company evaluated the Termination Agreement and the Morehouse Lease as a single transaction and accounted for the arrangement as a lease modification under ASC 842. As a result of the modification, the Company remeasured its operating lease liability using a current discount rate of 8.5% and recorded a reduction of approximately $0.8 million to operating lease liabilities and a reduction of approximately $0.6 million to operating lease right-of-use assets. The Company also recognized approximately $0.2 million in other current liabilities related to consideration attributable to the Morehouse Lease, which will be incorporated into the accounting for the Morehouse Lease upon the accounting lease commencement date.

StemVac leases office and laboratory space in Germany, which is scheduled to expire on March 31, 2027, but automatically renews for one year unless Stemvac provides notice of nonrenewal at least six months before expiration. Because StemVac did not provide the required notice by September 30, 2026, the lease automatically renewed through March 31, 2028. The Company accounted for the renewal as a lease modification and recognized an additional operating lease liability and corresponding right-of-use asset of approximately $48,000 as of September 30, 2026.

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

Operating lease expense recognized during the three months ended September 30, 2026 and 2025 was approximately $0.2 million and $0.4 million, respectively, and approximately $1.0 million and $1.1 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table presents supplemental cash flow information related to operating and financing leases:

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$912	$1,099
Operating cash flows from financing leases	$19	$21
Financing cash flows from financing leases	$144	$63

The following table presents supplemental balance sheet information related to operating and financing leases for the periods presented (in thousands, except weighted averages):

Operating leases	September 30, 2026	December 31, 2025
Right-of-use assets, net	$83	$1,682
Right-of-use lease liabilities, current	$53	$1,405
Right-of-use lease liabilities, noncurrent	30	277
Total operating lease liabilities	$83	$1,682

Financing leases	September 30, 2026	December 31, 2025
Machinery and equipment, gross	$903	$779
Accumulated depreciation	(556)	(463)
Machinery and equipment, net	$347	$316
Current liabilities	$141	$111
Noncurrent liabilities	$132	$171
Total financing lease liabilities	$273	$282

Weighted average remaining lease term
Operating leases	1.5 years	1.2 years
Financing leases	2.0 years	2.7 years
Weighted average discount rate
Operating leases	7.99%	11.70%
Financing leases	8.39%	9.05%

The following table presents future minimum lease commitments as of September 30, 2026 (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2026 (October - December)	$14	$57
2027	58	131
2028	16	91
2029	-	17
Total payments	88	296
Less imputed interest	(5)	(23)
Present value of net minimum lease payments	$83	$273

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

Camaisa, the Company’s former director and chief executive officer, and Ms. Pizarro, the Company’s former chief corporate development officer and chief legal officer, alleging defamation and constructive discharge of Mr. Kalajian’s position of Chief Accounting Officer and interim Chief Financial Officer (Case No. 37-2023-00049813-CU-DF-CTL) (the “Primary Case”). Mr. Kalajian is seeking an unspecified amount in damages under his employment contract, damages to be proven at trial, punitive damages, and attorney’s fees.

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

On November 30, 2023, Hazel Sanchez, the Company’s prior Controller, filed a complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, and Ms. Pizarro, alleging defamation, constructive discharge, violation of California Family Rights Act, and wrongful discharge. Ms. Sanchez is seeking an unspecified amount in damages under her employment contract, damages to be proven at trial, punitive damages, and attorney’s fees. In February 2024, the Company filed a Cross-Complaint against Ms. Sanchez for breach of fiduciary duty, constructive fraud, conversion, and declaratory relief seeking to recover the Accounting Bonuses.

On February 29, 2024, Mr. Kalajian also filed a Petition for Writ of Mandate in the Superior Court of California, County of San Diego, seeking to compel the production of certain corporate records from the Company. This case is deemed related to the Primary Case above and was dismissed by stipulation in March 2025.

On May 1, 2024, Mr. Kalajian filed a complaint in the Superior Court of the State of California, County of San Diego against the Company alleging intentional conversion and violation of Section 158 of the Delaware General Corporation Law due to the Company’s failure to remove a restrictive legend from 73 shares of the Company’s Common Stock. Mr. Kalajian is seeking compensatory damages to be proven at trial, punitive damages and attorney’s fees, and an order requiring removal of the restrictive legend from his share certificates. The Company intends to vigorously defend itself. This case is deemed related to and consolidated with the Primary Case above.

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

Securities Matter

On October 29, 2024, Mr. Yian Zeng filed a complaint against the Company related to securities fraud under California Corporations Code §25401, breach of covenant of good faith and fair dealing, unjust enrichment, restitution, breach of fiduciary duty, and constructive fraud in the U.S. District Court, Southern District of California (Case Number 3:24-cv-02026-H-KSC) (the "Zeng Federal Case"). The Company vigorously opposes this case and categorically denies all claims. On April 9, 2025, the parties engaged in a mandatory settlement conference which resulted in no resolution of the case. Discovery has been completed. A pre-trial conference has been set for October 19, 2026, but no trial date has been set. On June 1, 2026, the Company filed a Motion for Summary Judgment (the “MSJ”), seeking to dismiss all claims. On June 2, 2026, Mr. Zeng filed a Motion for Voluntary Dismissal Without Prejudice (the “MTD”), with each party to bear their own fees and costs. The Company opposed the MTD because it is without prejudice, and the Company seeks to preserve its rights to recover attorneys’ fees and costs. The Court denied Plaintiff's MTD. The Company is awaiting a ruling on its MSJ. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

On October 5, 2026, Mr. Zeng filed a Second Amended Complaint in the Superior Court of the State of California County of San Diego against the Company, Mr. Camaisa, individually and as trustee of his trust, and third party JBM Propco,

Inc. alleging breach of fiduciary duty, voidable transfer and recission under California securities laws (Case No. 26CU045958C.) This complaint makes allegations and claims similar to the Zeng Federal Case. Mr. Zeng purports to seeks damages that would not be recoverable in the Zeng Federal Case and seeks to set aside alleged property transfers between Mr. Camaisa and the third party. At this time, the Company is unable to evaluate the outcome of this case or estimate the amount or range of potential loss.

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

Indemnification

In the normal course of business, the Company may provide indemnification of varying scope under the Company’s agreements with other companies or consultants, typically the Company’s clinical research organizations, investigators, clinical sites, suppliers and others. Pursuant to these agreements, the Company will generally agree to indemnify, hold harmless, and reimburse the indemnified parties for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties that relate to certain situations such as the Company’s negligent actions, breaching agreements, failure to comply with laws and regulations, and third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to the Company. The Company’s office and laboratory facility leases also will generally contain indemnification obligations, including obligations for indemnification of the lessor for environmental law matters and injuries to persons or property of others, arising from the Company’s use or occupancy of the leased property. The term of these indemnification agreements will generally continue in effect after the termination or expiration of the particular research, development, services, lease, or other agreement to which they relate. The potential future payments the Company could be required to make under these indemnification agreements will generally not be subject to any specified maximum amounts. Historically, the Company has not been subject to any claims or demands for indemnification. The Company also maintains various liability insurance policies that limit the Company’s financial exposure. As a result, the Company’s management believes that the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2026 and December 31, 2025.

12.
Subsequent Event

On November 6, 2026, the Company implemented a restructuring plan, which will result in a reduction of approximately 67% of its headcount, to reduce costs, extend the Company's operating runway, and preserve capital while pursuing additional financing. The Company expects one-time termination benefit charges associated with the restructuring to be de minimis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this “Quarterly Report”). This information should also be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”) filed with the Securities and Exchange Commission, or SEC. References to “Note” are to the notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Company Overview

We are a publicly traded biotechnology company pioneering the development of targeted therapies with the potential to deliver genetic medicines to distal sites of disease. Our proprietary RedTail platform features an engineered enveloped oncolytic virus designed for systemic delivery and targeting of metastatic sites. This advanced enveloped technology is intended to shield the virus from immune clearance, allowing virotherapy to effectively reach tumor sites, induce tumor lysis, and deliver potent genetic medicine(s) to metastatic locations. We expect to enter the clinic in the second half of 2027 with CLD-401, the first compound from the RedTail platform, delivering IL-15 superagonist to the tumor microenvironment (“TME”).

Our RedTail platform is the culmination of over a decade of work around genetic engineering of viruses and allows for the systemic administration of a proprietarily-modified oncolytic virus that can:

•
Survive in circulation and home to metastatic tumor sites;
•
Only replicates in tumor cells;
•
Induce immunogenic cell death in tumor cells and immune priming in the TME;
•
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

•
Protect oncolytic viruses from neutralizing antibodies and complement inactivation and innate immune cell inactivation;
•
Enhance oncolytic viral amplification inside the allogeneic cells; and
•
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

CLD-401 is the first lead derived from the RedTail platform. CLD-401 is enveloped and overexpressed CD55 on its outer membrane. It is tropic for tumor cells and, when replicating, expresses IL-15 superagonist at high concentrations in the tumor microenvironment. In animal models, CLD-401 can be given systemically and clear metastatic sites in syngeneic tumor mouse models with demonstrated enhanced biological efficacy. The combination of the RedTail virus with its genetic payload drives complete tumor eradication in the tumor models compared to the RedTail virus alone. We believe that RedTail, given its systemic administration and targeting to metastatic sites and its delivery of genetic medicines, represents a major advancement in the space of oncolytic virus in oncology. We are developing additional leads from the RedTail platform including CLD-501 (anti-TROP2) and CLD-502 (anti-EpCAM), which co-express an in situ TCE and an IL-15 superagonist.

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

Since inception, we have incurred significant operating losses. Our net loss was $11.9 million for the nine-months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $153.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional clinical resources and operate as a public company.

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

Based on our operating plan, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our unaudited condensed consolidated financial statements. In addition, we will be required to raise additional capital through the issuance of our equity securities to support our operations which will have an ownership and economic dilutive effect to our current shareholders who purchased their shares of common stock at prices above our current trading price, and such capital raising may adversely affect the price of our common stock. Further, the sale of or the perception of a sale of a substantial number of our common stock by certain selling securityholders pursuant to another registration statement filed with the SEC will adversely affect the price of our common stock due to our limited trading volume, adversely affect the share price that we may obtain in future financings, and may adversely affect our ability to conduct and complete future financings.

For additional discussion on our liquidity, see the section below and further disclosures in the section titled “Liquidity and Capital Resources” included herein.

Recent Developments

NYSE American Stockholders' Equity Deficiency

On September 21, 2026, we received a letter (the “Notice”) from staff of NYSE American LLC (the “Exchange”). The Notice stated that we are not in compliance with the stockholders’ equity continued listing standard in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(ii) requires a listed company to maintain stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Notice stated that we reported stockholders’ equity of $3.1 million as of June 30, 2026, and net losses in three of its four most recent fiscal years ended December 31, 2025. It also stated that we are not currently eligible for any exemption from the stockholders’ equity requirements of Section 1003(a) of the Company Guide.

We had until October 21, 2026, to submit a plan (the “Plan”) of actions we have taken or will take to regain compliance with the continued listing standards by March 21, 2028. We timely delivered such Plan to the Exchange. If the Exchange accepts the Plan, we will be subject to periodic reviews, including quarterly monitoring for compliance with the Plan. If the Plan is not accepted, delisting proceedings will commence. If the Plan is accepted but we are not in compliance with the continued listing standards by March 21, 2028, or do not make progress consistent with the Plan, the Exchange staff will initiate delisting proceedings as appropriate. We may appeal a staff delisting determination in accordance with the Company Guide.

Restructuring of Operations

On November 6, 2026, we implemented a restructuring plan, which will result in a reduction of approximately 67% of our headcount, to reduce costs, extend our operating runway, and preserve capital while pursuing additional financing. We expect the restructuring plan to be substantially completed during the fourth quarter of 2026 and to generate approximately $3.0 million of annualized savings in compensation-related expenses. We expect one-time termination benefit charges associated with the restructuring to be de minimis. We are also evaluating strategic alternatives to maximize stockholder value, including, but not limited to, a merger, acquisition, business combination, or other strategic transactions involving us and/or our assets.

Reverse Stock Split

On July 30, 2026, we effected a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-16. Our common stock commenced trading on a split-adjusted basis on July 31, 2026 under the existing symbol of “CLDI."

2026 Registered Direct Offering

On September 17, 2026, we entered into a stock purchase agreement with certain accredited investors and/or qualified institutional buyers (the "Purchasers"), pursuant to which we agreed to issue and sell directly to the Purchasers in a registered direct offering (the "2026 RDO") an aggregate of 1,025,640 shares of our common stock at a purchase price of $1.17 per share for net proceeds of approximately $1.2 million. The 2026 RDO closed on September 21, 2026.

New Facility Lease

On July 10, 2026, we entered into a new lease agreement for approximately 9,000 rentable square feet of office and laboratory space located at 5580 Morehouse Drive, Suite 120, San Diego, California, with an initial term of 44 months commencing October 1, 2026, and expiring May 31, 2030, with one option to extend for an additional three years at the then-prevailing fair market rate. We are required to make monthly base rental payments of approximately $52,000 per month for the first 12 months, with an annual 3% increase in such amount on each anniversary of the commencement date. We will also pay our share of operating expenses, property taxes and insurance, as well as a 3% management fee. We are required to deliver an irrevocable letter of credit of approximately $0.1 million.

Concurrently, we also entered into a lease termination agreement (the "Lease Termination Agreement") with respect to our existing lease at 4475 Executive Drive, Suite 200, San Diego, California, which terminated on September 30, 2026 (the

“Termination Date”), with no early termination fee payable. The Lease Termination Agreement also reduced the remaining base rent payments due under the existing lease from June 1, 2026 through the Termination Date from approximately $118,000 per month to approximately $26,000 per month, and it also reduced the monthly estimated payment for expenses, taxes and insurance to a flat monthly fee of approximately $10,000 per month.

In connection with the Lease Termination Agreement, our former Chief Executive Officer entered into a Guaranty Termination Agreement effective on September 30, 2026, pursuant to which, the guaranty under the existing lease terminated and is of no further force or effect.

Components of Operating Results

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical studies under our research programs, which include:

•
personnel and related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel;
•
costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
•
costs of manufacturing drug product and drug supply related to our current or future product candidates;
•
costs of conducting preclinical studies and preparing for clinical trials of our product candidates;
•
consulting and professional fees related to research and development activities;
•
costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;
•
costs related to compliance preparation with clinical regulatory requirements;
•
facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies; and
•
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

External costs include fees paid to consultants, contractors and vendors, including contract development and manufacturing organizations (“CDMOs”), and clinical research organizations (“CROs”), in connection with our preclinical and manufacturing activities and license milestone payments related to candidate development.

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

•
the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;
•
establishing an appropriate safety profile;
•
successful enrollment in and completion of clinical trials;

•
whether our product candidates show safety and efficacy in our clinical trials;
•
receipt of marketing approvals from applicable regulatory authorities;
•
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
•
continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly in the future as we commence clinical trials and continue the development of our current and future product candidates. However, we do not believe that it is possible at this time to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Other income (expense), net, also includes grant income generated from a grant awarded to us by the California Institute for Regenerative Medicine (“CIRM”) in December 2022. Proceeds from the CIRM grant are recognized over the period necessary to match the related research and development expenses when it is probable that we have complied with the CIRM conditions and will receive the proceeds pursuant to the milestones defined in the grant as reimbursement of those expenditures. Any CIRM grant proceeds received in advance of having incurred the related research and development expenses are recorded in accrued expenses and other current liabilities and recognized as grant income on our unaudited condensed consolidated statements of operations when the related research and development expenses are incurred.

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

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$2,703	$2,361	$342
General and administrative	1,642	2,687	(1,045)
Total operating expenses	4,345	5,048	(703)
Loss from operations	(4,345)	(5,048)	703
Total other income (expense), net	708	(123)	831
Loss before income taxes	(3,637)	(5,171)	1,534
Provision for income taxes	(9)	(10)	1
Net loss	$(3,646)	$(5,181)	$1,535

Research and Development Expenses

Research and development expenses increased by approximately $0.3 million during the three months ended September 30, 2026 primarily due to an increase in expense of approximately $0.6 million related to drug manufacturing and preclinical expenses, offset by a decrease in rent expense of approximately $0.2 million in connection with the Lease Termination Agreement and a decrease of approximately $0.1 million stock-based compensation expense when compared to the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million during the three months ended September 30, 2026 when compared to the same period in 2025 primarily due to a decrease in salaries and benefits expense of approximately $0.8 million related to a reduction in headcount, decreased rent expense of $0.1 million related to the Lease Termination Agreement, and decreased accounting and audit fees of approximately $0.1 million.

Other Income (Expense), Net

Other income (expense), net increased by approximately $0.8 million in income for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to a $0.6 million research allowance refund received by our German subsidiary, StemVac, and $0.2 million of income from changes in the fair value of other liabilities and derivatives.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$7,848	$7,379	$469
General and administrative	4,834	8,395	(3,561)
Total operating expenses	12,682	15,774	(3,092)
Loss from operations	(12,682)	(15,774)	3,092
Total other income (expense), net	786	(213)	999
Loss before income taxes	(11,896)	(15,987)	4,091
Provision for income taxes	(18)	(17)	(1)
Net loss	$(11,914)	$(16,004)	$4,090

Research and Development Expenses

We recognized an increase of approximately $0.5 million in research and development expense for the nine months ended September 30, 2026 primarily due to an increase in drug manufacturing and preclinical expenses of $1.6 million, partially offset by a decrease in consulting expenses of $0.5 million, rent expenses of $0.4 million, and salaries and benefits expenses of $0.2 , when compared to the nine months ended September 30, 2025.

General and Administrative Expenses

The $3.6 million decrease in general and administrative expense during the nine months ended September 30, 2026 was primarily due to a decrease in salaries and benefits of $2.5 million due to reduced headcount, accounting and audit fees of $0.4 million, legal fees of $0.3 million, rent expenses of $0.2 million, consulting expenses of $0.1 million, and other miscellaneous expenses of $0.1 million, net, when compared to the nine months ended September 30, 2025.

Other Income (Expense), Net

Other income (expense), net increased by approximately $1.0 million in income for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $0.6 million research allowance refund received by StemVac, an increase of $0.1 million in interest income, $0.2 million of income from changes in the fair value of other liabilities and derivatives and approximately $0.1 less interest expense due to lower debt balances.

Liquidity and Capital Resources

As of September 30, 2026, we had a cash balance of $3.9 million and a restricted cash balance of $0.2 million. Our debt and liability obligations as of September 30, 2026 include $2.9 million in accounts payable and accrued expenses and other current liabilities, $0.4 million in operating and finance lease liabilities, and $0.7 million in promissory notes and accrued interest maturing on July 1, 2027.

Since inception, we have funded our operations primarily through private sales of common stock, warrants, promissory notes, term debt, and the issuance of publicly traded securities. Certain of these investments were with various related parties.

During the nine months ended September 30, 2026, we received approximately $5.1 million in net proceeds from the March 2026 confidentially marketed public offering, $3.1 million in net proceeds from the At the Market Offering and approximately $1.2 million in net proceeds from the 2026 RDO.

We may receive proceeds from the exercise of the 1,863,820 outstanding warrants if the holders elect to exercise such warrants. However, the exercise prices of a substantial portion of our outstanding warrants significantly exceed the current market price of our common stock. Accordingly, we do not expect the exercise of our warrants to be a material source of liquidity unless the market price of our common stock increases significantly above the applicable exercise prices. There can be no assurance that any warrants will be exercised, and we have not assumed the receipt of any such proceeds in our liquidity assessment.

On November 6, 2026, we implemented a restructuring plan, which will result in a reduction of approximately 67% of our headcount, to reduce costs, extend our operating runway, and preserve capital while pursuing additional financing. We expect the restructuring plan to be substantially completed during the fourth quarter of 2026 and to generate approximately $3.0 million of annualized savings in compensation-related expenses.

Commitments and Contingencies

As described more fully in Note 11- Commitments and Contingencies - Operating and Financing Leases, to our accompanying unaudited condensed consolidated financial statements, on July 10, 2026, the Company entered into a new lease agreement effective October 1, 2026, which provides for an aggregate of approximately $2.4 million in base rent payments over the term of the lease, plus a management fee equal to 3% of the base rent and our share of operating expenses, property taxes and insurance.

We further entered into separate license agreements with Northwestern University and City of Hope and the University of Chicago, wherein we may be liable to make certain contingent payments, under certain conditions that are in our control, pursuant to the terms and conditions of the license agreements. As of September 30, 2026, we do not believe it probable that we will incur these payments.

Cash Flow Summary for the Nine Months Ended September 30, 2026 and 2025

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the nine months ended September 30,
(in thousands)	2026	2025	Change
Net cash (used in) provided by:
Operating activities	$(10,807)	$(16,249)	$5,442
Investing activities	(61)	(91)	30
Financing activities	9,236	17,119	(7,883)
Effect of exchange rate on cash	(21)	6	(27)
Net (decrease) increase in cash and cash equivalents	$(1,653)	$785	$(2,438)

Operating activities

Cash used in operating activities decreased $5.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to a $2.7 million decrease in net loss, after giving effect to adjustments made for non-cash transactions, primarily related to reductions in headcount and professional fees, and a decrease of $2.7 million in cash used in operating assets and liabilities primarily as a result of $2.5 million less paid towards accounts payable and accrued expenses and other current liabilities in 2026 compared to the same period in 2025.

Investing activities

Net cash used in investing activities was $61,000 and $91,000 for the nine months ended September 30, 2026 and 2025, respectively, which primarily related to the purchase of certain machinery and equipment.

Financing activities

Net cash provided by financing activities was $9.2 million for the nine months ended September 30, 2026, which primarily related to proceeds from the March 2026 confidentially marketed public offering of $5.4 million, proceeds from the at the market offering of $3.2 million, and proceeds from the 2026 RDO of $1.2 million, partially offset by payment of financing costs of $0.4 million and repayment of finance lease obligations of $0.1 million.

Net cash provided by financing activities was $17.1 million for the nine months ended September 30, 2025, which primarily related to proceeds from Public Offerings of $12.7 million, proceeds from the 2025 RDO and Concurrent Private Placement of $3.5 million, and proceeds from the July Warrant Inducement Offer of $4.1 million, partially offset by repayment of term notes payable of $2.2 million, including related party amounts, payment of financing costs of $0.7 million, repayment of bridge loan payable of $0.2 million and repayment of finance lease obligations of $0.1 million.

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

Based on our current operating plan and available cash, we believe we do not have sufficient cash on hand to support current operations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 appearing elsewhere in this Form 10-Q. To finance our operations, we will need to raise substantial additional capital, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our aforementioned unaudited condensed consolidated financial statements were issued. See Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q for additional information on our assessment.

Our future capital requirements will depend on a number of factors, including:

•
the costs of conducting preclinical studies and clinical trials;
•
the costs of manufacturing;
•
the scope, progress, results and costs of discovery, preclinical and clinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;
•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

•
our headcount growth and associated costs as we expand our business operations and research and development activities;
•
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

Our significant accounting policies and estimates are described in more detail in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The accounting estimates that are most critical to a full understanding and evaluation of our reported financial results are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting estimates during the three and nine months ended September 30, 2026.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026 and 2025.

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

•
we are presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
we will avail ourselves of the exemption from providing an auditor’s attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
we will avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•
we are providing reduced disclosure about our executive compensation arrangements; and
•
we will not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to litigation and contingencies in the ordinary course of our business, including those related to our business, business transactions, employee-related matters, and other matters. See Item 3-Legal Proceedings to our Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026. Other than the matters discussed in our annual report on Form 10-K, we are not currently party to any other material legal proceedings that occurred during the third quarter ended September 30, 2026.

Item 1A. Risk Factors.

During the three and nine months ended September 30, 2026, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a) Effective November 9, 2026, the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Scientific Officer and Head of Technical Operations (“CSO”) voluntarily agreed to defer receipt of a portion of their base salaries for a period ending on the earlier of (i) the expiration of two months from November 9, 2026 and (ii) the Company’s completion of a financing resulting in gross proceeds to the Company of at least $5.0 million (the “Deferral Period”). During the Deferral Period, the CEO, CFO, and CSO will each receive base salary payments calculated at an annualized rate of $250,000, with the difference between those payments and the amounts otherwise payable at their respective base salary rates of $535,000, $430,000, and $400,000 being deferred. All amounts deferred during the Deferral Period will be paid to the CEO, CFO, and CSO at the conclusion of the Deferral Period, at which time regular payment of their full base salaries will resume.

On November 6, 2026, the Company implemented a restructuring plan, which will result in a reduction of approximately 67% of its headcount, to reduce costs, extend the Company's operating runway, and preserve capital while pursuing additional financing. The Company expects the restructuring plan to be substantially completed during the fourth quarter of 2026 and to generate approximately $3.0 million of annualized savings in compensation-related expenses. The Company expects one-time termination benefit charges associated with the restructuring to be de minimis.

(b) None.

(c) During the three and nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description	Incorporated By Reference
3.1	Form of Certificate of Amendment.	Exhibit 3.1 to Form 8-K filed on July 31, 2026
10.1	Lease Agreement, dated July 10, 2026, by and between BP3-SD4 5580 Morehouse Drive LLC and Calidi Biotherapeutics, Inc.	Exhibit 10.1 to Form 8-K filed on July 16, 2026
10.2	Lease Termination Agreement, dated July 10, 2026, by and between 4475 Executive Drive LLC and Calidi Biotherapeutics, Inc.	Exhibit 10.2 to Form 8-K filed on July 16, 2026
10.3	Form of Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed on September 22, 2026
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1**	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2**	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Calidi Biotherapeutics, Inc.

Date: November 13, 2026	By:	/s/ Eric Poma
Eric Poma
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Andrew Jackson
Andrew Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)